Form 10-K
period 2007-12-31
TM Entertainment & Media, Inc.
filed 2008-03-31
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-143856
TM ENTERTAINMENT AND MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-8951489 (I.R.S. Employer Identification No.)
307 East 87th Street
New York, NY 10128
(212) 289-6942
(Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of	American Stock Exchange
Common Stock, $0.001 par value, and
one Warrant

Common Stock	American Stock Exchange

Warrants	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Issuer’s Revenues for the fiscal period ended December 31, 2007 were $0.
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales per price for the registrant’s common stock on March 26, 2008, as reported on the American Stock Exchange, was approximately $72,810,500. (The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, in October 2007 and, therefore, is not able to provide information about the market value as of the Issuer’s second fiscal quarter.)
As of March 26, 2008, 12, 505,000 shares of the Issuer’s common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference: None.

Forward-Looking Statements
     This Annual Report on Form 10-K, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	Ability to complete a combination with one or more target businesses;

•	Success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	Potential inability to obtain additional financing to complete a business combination;

•	Limited pool of prospective target businesses;

•	Potential change in control if we acquire one of more target businesses for stock;

•	Public securities’ limited liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	Use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	Financial performance.
     The forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
     References in this report as to “we,” “us” or “our Company” refer to TM Entertainment and Media, Inc. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to our initial public offering to the extent that they purchased or acquired such shares.

ITEM 1. BUSINESS
Introduction
          We are a Delaware blank check company incorporated on May 1, 2007 in order to serve as a vehicle for the acquisition of an operating business in the entertainment, media, digital and communications industries and to seek out opportunities both domestically and internationally to take advantage of our management team’s experience in these markets. The entertainment, media, digital and communications industries encompass those companies which create, produce, deliver, own, distribute or market entertainment and information content, products and services and include among others:
•	broadcast television;

•	cable, satellite and terrestrial television content delivery;

•	motion picture, television, DVD and video content production and distribution;

•	advanced communications networks and devices;

•	user-generated media;

•	newspaper, book, magazine, and specialty publishing;

•	motion picture exhibition and related services;

•	radio services via broadcast and satellite;

•	video game production and distribution;

•	broadband network operations;

•	Internet service providers;

•	Internet media production and distribution;

•	interactive commerce and e-commerce;

•	voice, video and data transmission platforms and services;

•	content distribution systems, networks and services;

•	content production and aggregation services;

•	media portability products and services;

•	interactive television products and services;

•	advertising agencies and other advertising services;

•	direct marketing and promotional services;

•	media and marketing services;

•	advertising based directories;

•	recorded music and other audio content production and distribution;

•	theme park attractions;

•	toy development and distribution;

•	trading cards;

•	intellectual property licensing, merchandising and exploitation; and

•	live event entertainment and venue management.
          Our management team has extensive experience in the entertainment, media, digital and communications industries as senior executives, business consultants or entrepreneurs. See “Management”.
          We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the entertainment, media, digital and communications industries. We believe that companies involved in these industries represent attractive acquisition targets for a number of reasons, including a favorable economic environment for these industries, potentially attractive valuations and the large number of middle market acquisition candidates.
          We believe, based solely on our management’s collective business experience, that there are numerous business opportunities in the entertainment, media, digital and communications industries. However, we cannot assure our stockholders that we will be able to locate a target business in such industries or that we will be able to engage in a business combination with a target business on favorable terms.
          Growth in this industry has historically been driven by the introduction of new technologies and the expansion of domestic and international markets. The latter part of the 20th century witnessed the introduction and consumer acceptance of cable television, home video, video games and compact discs. The 1990s witnessed the emergence of additional products and improved delivery systems such as interactive multimedia entertainment software, simulator and virtual reality attractions and fiber optic cable. The beginning of the 21st century has witnessed even greater expansion as the emergence of next-generation technologies has significantly strengthened growth opportunities for television distribution through direct broadcast satellite and digital cable, video games, Internet access and home video. The emergence of the DVD and CD-ROM formats has further increased this expansion.
Effecting a business combination
General
          We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination, the proceeds were not otherwise designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
          We are currently in the process of identifying and evaluating targets for an initial business combination. We have not entered into any definitive business combination agreement.

Sources of target businesses
          We anticipate that our officers and directors as well as their affiliates will bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. As senior executives, business consultants and entrepreneurs in the entertainment, media, digital and communications industries, members of our management team have been, and are likely to continue to be, presented with proposals and offers of many varieties with respect to prospective investments and transactions. They may also become aware of potential transaction opportunities by attending entertainment, media, digital and communications conferences or conventions. We may consider any affiliates of our officers, directors, and stockholders as potential business combination targets.
          Target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, leveraged buyout funds, hedge funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts and who may present solicited or unsolicited proposals. We may pay finders’ fees or compensation to third parties for their efforts in introducing us to potential target businesses which we would negotiate at the time. Such payments, which are typically based on the dollar value of the transaction, could be paid to entities we engage for this purpose or ones that approach us on an unsolicited basis. In no event, however, will we pay any of our initial officers, directors, or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors, or initial stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity (including a target company) in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination. A prohibition on such fees is contained in our Code of Ethics. Any compensation or fees that our officers and directors receive from a target company following a business combination will be customary for a transaction of this type, including compensation as either an employee or consultant and director fees. Although our officers and directors may take compensation or fees into consideration as one of the factors in determining which acquisition transaction to pursue, such compensation and fees will not be the determining factor.
Selection of a target business and structuring of a business combination
          Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:
•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
          These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business. However, in no event will we enter into a definitive agreement for a business combination with a target business unless such entity executes a waiver agreement.
          The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
Fair market value of target business
          The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be at least 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to our stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Such investment banking firm will be a member of the National Association of Securities Dealers, Inc. reasonably acceptable to the representative of the underwriters, and our stockholders may or may not be entitled to rely on such opinion, depending on circumstances at the time. While we will consider whether such an opinion may be relied on by our stockholders, it will not be dispositive as to which investment bank we seek a fairness opinion from. Other factors contributing to such a determination are expected to include, among others: reputation of the independent investment bank, specifically their knowledge in our particular industry, timing and cost of providing the opinion.
Lack of business diversification
          Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.
          If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.
Limited ability to evaluate the target business’ management
          Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure our stockholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure our stockholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure our stockholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
          Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our stockholders that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Opportunity for stockholder approval of business combination
          Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if our stockholders vote both in favor of such business combination and our amendment to extend our corporate life.
          In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
          In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. If the majority of public stockholders voting at the meeting, regardless of percent, vote to approve the business combination, our initial stockholders will vote all shares owned by them prior to our initial public offering in favor of the business combination. Similarly, if the majority of public stockholders voting at the meeting, regardless of percent, vote against the business combination, our initial stockholders will vote all shares owned by them prior to our initial public offering against the business combination. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.
          Our threshold for conversion rights has been established at 29.99% as it reduces the likelihood that a small group of investors holding a large block of our stock will exercise undue influence on the approval process and be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders.
Conversion rights
          At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to the initial shares, but will have such conversion rights with respect to any shares they purchase in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $7.90.
          An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his conversion rights, a period that will not be less than 10, nor more than 60, days. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours (because the transfer is made electronically once final instruction is given to Depository Trust Company) by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Additionally, if the shares of common stock cannot be transferred through the DWAC system, the process may take such number of days required to complete the proper paperwork, obtain the necessary authorizations and consents and to locate and deliver physical stock certificates, if any. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a right of conversion surviving past the consummation of the business combination and which we would be obligated to honor until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process; however, in the event a stockholder elects conversion of their shares of common stock but the proposed business combination is not approved, a stockholder will have paid $35 to elect conversion but would not actually have their shares of common stock converted. Further, it is possible this tendering process will be cost-prohibitive for stockholders in the event their aggregate holdings of our shares of common stock do not exceed $35.
          Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.
          If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until twenty four months from the date of our initial public offering. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.
          We will not complete any business combination if public stockholders, owning 30% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 29.99% of the shares sold in our initial public offering may exercise their conversion rights and the business combination will still go forward.
          If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to adjust the ratio of cash to stock used as consideration or arrange for third party financing.
          Investors in our initial public offering who do not sell, or who receive less than an aggregate of approximately $0.10 of net sales proceeds for, the warrants included in the units, or persons who purchase common stock in the aftermarket at a price in excess of $7.90 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Liquidation if no business combination
          Our amended and restated certificate of incorporation provides that we will continue in existence only until October 17, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by October 17, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.
          If we are unable to complete a business combination by October 17, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our initial stockholders have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.
          If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.90. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Our management stockholders have personally agreed, pursuant to agreements with us and Pali Capital, Inc. that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only if, and to the extent, the claims reduce the amounts in the trust account. Although we have a fiduciary obligation to pursue our management stockholders to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance they will be able to satisfy those obligations, if required to do so. Furthermore, our management stockholders will not have any personal liability as to any claimed amounts owed to a third party (including target businesses) who executed a valid and enforceable waiver. Accordingly, the actual per-share liquidation price could be less than approximately $7.90, plus interest, due to claims of creditors. Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $8.00 per share upon liquidation. Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure our stockholders we will be able to return to our public stockholders at least approximately $7.90 per share.
          Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.
          Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 17, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure our stockholders of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $7.90 due to claims or potential claims of creditors.
          If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure our stockholders that claims will not be brought against us for these reasons.
Competition
          In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 71 blank check companies that have completed initial public offerings in the United States that have not announced or completed a business combination with more than $13.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:
•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.
          Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.
          If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure our stockholders that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
          We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. Once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently devote more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote time not in excess of 40 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.
ITEM 1A. RISK FACTORS
          An investment in our securities involves a high degree of risk. The public should consider carefully the material risks described below, which we believe represent all the material risks related to our business, together with the other information contained in this Form 10-K, before making a decision to invest in our units.
Risks associated with our business
We are a development stage company with no operating history and, accordingly, stockholders will not have any basis on which to evaluate our ability to achieve our business objective.
          We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.
If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.
          If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.
          We have 24 months from the effective date, or October 17, 2007, in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.
Stockholders will not be entitled to protections normally afforded to investors of blank check companies.
          Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange and we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.
We allow up to 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which stockholders may not agree, and stockholders may not receive the full amount of their investment upon exercise of their conversion rights.
          When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights.
Exercise of conversion rights must be effected pursuant to a specific process which may take time to complete and may result in the expenditure of funds by stockholders seeking conversion.
          A stockholder requesting conversion of his, her or its common stock into cash may do so at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination. A stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender (either electronically or through the delivery of physical stock certificates) his, her or its shares of common stock if he, she or it wishes to seek to exercise his, her or its conversion rights, a period which is expected to be not less than 10 nor more than 60 days. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be the broker’s decision whether or not to pass this cost on to the converting holder. There may be additional mailing and other nominal charges depending on the particular process used to tender common stock. Although we believe the time period, costs and other potential burdens associated with the tendering process are not onerous for an average investor, this process may result in additional burdens for our stockholders, including mis-delivery or any other defect in the tendering process.
          Additionally, if a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until twenty four months from the date of our initial public offering, or October 17, 2009. If the initial business combination is not approved or completed for any reason, public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. In such case, they would then have to comply with the tendering process again for any vote against a subsequent business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
          Since 2003, based upon publicly available information, approximately 150 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 45 companies have consummated a business combination, while 22 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 12 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 71 blank check companies with more than $13.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Of these, there are 8 blank check companies which collectively have more than $891.5 million in trust that are focused on the entertainment, media, digital and communications industries. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods.
If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate for at for the full 24 months following the effective date of our initial public offering, we may be unable to complete a business combination.
          We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for the full 24 months following the effective date of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure our public stockholders that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.
          Of the net proceeds of our initial public offering, only $100,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital needed to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes up to $1.5 million of interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $7.90 per share.
          Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our management stockholders have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Based on representations made to us by our management stockholders, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. Although we have a fiduciary obligation to pursue our management stockholders to enforce their indemnification obligations, and intend to pursue such actions as and when we deem appropriate, there can be no assurance they will be able to satisfy those obligations, if required to do so or that the proceeds in the trust account will not be reduced by such claims. Furthermore, our management stockholders will not have any personal liability as to any claimed amounts owed to a third party who executed a valid and enforceable waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $7.90 per share upon liquidation.
          Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure our stockholders we will be able to return to our public stockholders at least $7.90 per share.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
          Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of our initial public offering. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, our stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the twenty four month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure our public stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure our public stockholders that third parties will not seek to recover from our stockholders amounts owed to them by us.
          If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure our public stockholders that claims will not be brought against us for these reasons.
An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.
          No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a registration statement relating to the common stock issuable upon exercise of the warrant is effective and current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure our stockholders that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. In no event will we be required to net cash settle any warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. As a result, a purchaser of a unit may pay the full unit purchase price solely for the shares underlying the unit. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if no registration relating to the common stock issuable upon exercise of the warrants is effective and current.
An investor will only be able to exercise a public offering warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
          No public offering warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on the American Stock Exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure our stockholders of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.
We are unable to currently ascertain the particular merits or risks of the business in which we may ultimately operate.
          Although we intend to focus our efforts on the entertainment, media, digital and communications industries, there is no current basis for our stockholders to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in our industry or a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors. We also cannot assure our stockholders that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.
We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.
          We are not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets held in the trust account (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to our stockholders unless (i) our board is not able to independently determine that a target acquisition has a sufficient market value or (ii) there is a conflict of interest with respect to the transaction. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors.
We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
          Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Immediately after our initial public offering and the purchase of the insider warrants there were 13,740,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the purchase option granted to the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this Form 10-K, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	could enhance or adversely affect prevailing market prices for our common stock.
     Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.
Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

          Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
          Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
          Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure our stockholders that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.
We may engage in a business combination with one or more target businesses that have relationships with our initial stockholders, officers or, directors, which may raise potential conflicts of interest.
          In light of our initial stockholders’, officers’ and directors’ involvement with other entertainment, media, digital and communications companies and our intent to complete a business combination with one or more operating businesses in the same industry, we may decide to acquire one or more businesses affiliated with our initial stockholders, officers or, directors. Our officers, directors and stockholders may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. Also, the completion of a business combination between us and an entity owned by a business in which one of our officers, directors or stockholders has an interest could enhance their prospects for future business from such entity or lead to consulting or other arrangements with such entity. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our public stockholders from a financial point of view of a business combination with a business affiliated with our initial stockholders, officers or, directors, potential conflicts of interest still may exist. As a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. For example, the purchase price of such a business combination may be higher than the purchase price for similar business combinations.

Our officers, directors and stockholders, and their affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
          Our officers, directors and stockholders may be, or may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers, directors and stockholders may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure our stockholders that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.
All of our officers and directors own shares of our common stock issued prior to our initial public offering and some of them purchased warrants following the initial public offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
          All of our officers and directors own shares of our common stock that were issued prior to our initial public offering. Additionally, certain of our officers and directors purchased insider warrants upon consummation of our initial public offering. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the insider warrants, and any warrants purchased by our officers or directors in our initial public offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
          Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure our stockholders that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time.
          If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.
          Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
          This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
          Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
          When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.
Because of our limited resources and structure, we may not be able to consummate an attractive business combination.
          We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 67 of the 150 blank check companies that have gone public in the United States since 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
          Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
          Our initial stockholders (including all of our officers and directors) collectively own approximately 18% of our issued and outstanding shares of common stock. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our officers, directors and stockholders and their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of our stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.
Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
          We issued warrants to purchase 9,000,000 shares of common stock as part of the units offered in our initial public offering and 2,100,000 warrants to purchase shares of common stock to our insiders. In addition, on the same date, we consummated the sale of an additional 1,255,000 units pursuant to the exercise of the underwriters’ over-allotment option. We also issued an option to purchase 700,000 units to Pali Capital, Inc., which, if exercised, will result in the issuance of an additional 700,000 shares of common stock and 700,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of any shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their holdings.
If our initial stockholders or the purchasers of the insider warrants exercise their registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

          Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing on the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 2,250,000 shares of common stock and 2,100,000 insider warrants (as well as 2,100,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
          A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.
          If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.
In addition, we may have imposed upon us certain burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.
Compliance with these additional regulatory burdens would require additional expense for which we have not allotted funds.
If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
          We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:
•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.
We cannot assure our stockholders that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.
If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
          If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure our stockholders that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States.
          The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties against our directors and officers under Federal securities laws.
Foreign Currency fluctuations could adversely affect our business and financial results.
          A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.
Risks Associated with the Entertainment, Media, Digital and Communications Industries
          We will focus our search on target businesses in the entertainment, media, digital or communications industries. We believe that the following risks will apply to us following the completion of a business combination with a target business in the entertainment, media, digital or communications industries.
The speculative nature of the entertainment, media, digital and communications industries may negatively impact our results of operations.
          Certain segments of the entertainment, media, digital and communications industries are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular video game, program or series or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, our operations may be adversely affected.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.
          If we are successful in acquiring a target business and the target business is the owner of patents, trademarks, copyrights and other intellectual property, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure our stockholders that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure our stockholders that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.
If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and may invalidate our proprietary rights.
          If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and could invalidate our proprietary rights or restrict our ability to publish and distribute the infringing or defaming content.
We may not be able to comply with government regulations that may be adopted with respect to the entertainment, media, digital and communications industries.
          Certain segments of the entertainment, media, digital and communications industries, including broadcast networks, cable networks and radio stations, have historically been subject to substantial regulation at the Federal, state and local levels. In the past, the regulatory environment, particularly with respect to the television and radio industry, has been fairly rigid. We cannot assure our stockholders that regulations currently in effect or adopted in the future will not cause us to modify or cease any of the operations then being conducted by a target business that we acquire.
Because we must furnish our stockholders with target business financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards, we will not be able to complete an initial business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards.
       The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of our initial business combination. We will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, or prepared in accordance with International Financial Reporting Standards, or IFRS, as approved by the International Accounting Standards Board, or IASB, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have or is unable within a reasonable period of time to provide financial statements that have been prepared in accordance with, or reconciled to, U.S. GAAP or in accordance with IFRS as issued by the IASB, and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.
ITEM 1B. UNRESOLVED STAFF COMMENTS
       Not applicable.

ITEM 2. PROPERTIES
     We currently maintain our executive offices at 307 East 87th Street, New York, New York, 10128. Our management stockholders have agreed to provide us with, or to arrange for third parties to provide, certain administrative, technology and secretarial services, as well as the use of certain limited office space, at this location or another location pursuant to letter agreements between us and our management stockholders. Although we committed to pay $7,500 per month for these services, our management stockholders have elected to receive $6,400 per month. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “TMI.U.” On November 15, 2007, the common stock and warrants included in the units began to trade separately. Those units not separated will continue to trade on the American Stock Exchange under the symbol “TMI.U,” and each of the common stock and warrants trade on the American Stock Exchange under the symbols “TMI” and “TMI.WS,” respectively.
          Each warrant entitles the holder to purchase one share of our common stock at a price of $5.50. Each warrant will become exercisable on the later of our completion of a business combination or October 17, 2008 and will expire on October 17, 2011, or earlier upon redemption.
          The following table sets forth, for a portion of the fourth quarter of the fiscal year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to October 17, 2007, there was no established trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
Fourth Quarter of Year ended December 31, 2007[1]	$8.04	$7.81	$7.34	$7.20	$0.74	$0.65

[1]	The common stock and warrants did not begin separate trading until November 15, 2007.
Holders of Common Equity
          On December 31, 2007 there was one (1) holder of record of our units, five (5) holders of record of our warrants and seven (7) holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
          We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
          Not applicable.
Performance Graph
          Not applicable.

Use of Proceeds from our Initial Public Offering
          On October 17, 2007, we consummated our initial public offering of 9,000,000 units, and on the same date, we consummated the sale of an additional 1,255,000 units pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. Each warrant will become exercisable on the later of our completion of a business combination or October 17, 2008 and will expire on October 17, 2011, or earlier upon redemption. The securities sold in this offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-143856) that was declared effective by the SEC on October 17, 2007. Our underwriters were Pali Capital, Inc. and Maxim Group LLC.
          In connection with our offering and the exercise of the over-allotment option, we incurred a total of $5,742,800 in underwriting discounts and $600,000 for costs and expenses related to the offering. The underwriters agreed to defer $3,281,600 of the underwriting discount (equal to 4% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $78,878,800 in the trust account.
          On October 17, 2007, we consummated the sale to the representatives of the underwriters, for $100, of an option to purchase up to a total of an aggregate of 700,000 units. This option is exercisable at $10.00 per unit. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-I (File No.333-143856).
ITEM 6. SELECTED FINANCIAL DATA
          The following table summarizes the relevant financial data for our business and should be read with our financial statements which are included in this report.

For the Period from
May 1, 2007
(Inception) to
December 31, 2007
Statement of Operations Data

Formation and operating expenses	$(295,598)
Interest expense	(2,664)
Interest income	488,358

Income before taxes	190,096
Income tax	—

Net income	$190,096

Net Income per share
Basic	$0.04

Diluted	$0.03

Weighted average shares outstanding
Basic	5,389,286

Diluted	6,306,169

Balance Sheet Data	December 31, 2007
Working capital (excluding cash held in the trust account — restricted)	$366,278
Total assets	81,644,103
Total liabilities (excluding deferred underwriting fees held in the trust account)	299,025
Common stock, subject to possible conversion of 3,075,475 shares	24,285,542
Total stockholders’ equity	53,777,936
          The total assets amount includes $80,978,800 being held in the trust account, which will be available only upon the consummation of a business combination within the time period described in this Form 10-K. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public shareholders.
          We will not proceed with a business combination if public shareholders owning 30% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights.
          Accordingly, we may effect a business combination if public shareholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. If this occurs, we would be required to convert approximately 29.99% of the 10,255,000 shares of common stock sold in our initial public offering to cash, or 3,075,475 shares of common stock, at an initial per share conversion price of $7.90 without taking into account interest earned on the trust account.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We were formed under the laws of the State of Delaware on May 1, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communication industries. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
          On October 17, 2007, our initial public offering of 9,000,000 units at $8.00 per unit was declared effective and we sold an additional aggregate 1,255,000 units pursuant to the underwriters’ over-allotment option of the initial public offering. Simultaneously with the consummation of our initial public offering we sold an aggregate of 2,100,000 insider warrants to certain initial shareholders including Theodore S. Green, Malcolm Bird, Jonathan F. Miller and the John W. Hyde Living Trust, at a price of $1.00 per warrant, for an aggregate price of $2,100,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis but including the over-allotment, amounted to $82,040,000. After the payment of offering expenses, inclusive of the deferred underwriting fees, the net proceeds to us amounted to $75,748,282.Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.50 commencing the later of the completion of an initial business combination or one year from the effective date of the initial public offering (October 17, 2008) and expiring four years from the effective date of the initial public offering (October 17, 2011).
          In connection with our initial public offering, we issued an option, for $100, to the representatives of the underwriters in our initial public offering, to purchase 700,000 units. This option is exercisable at $10.00 per unit, and may be exercised on a cashless basis, commencing on the later of the consummation of a business combination and one year from the date of our initial public offering and expiring five years from the date of our initial public offering. The option and the 700,000 units, the 700,000 shares of common stock and the 700,000 warrants underlying such units, and the 700,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. The underwriters will not sell, transfer, assign, pledge, or hypothecate this option or the securities underlying this option, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of this option or the underlying securities for a period of 360 days from the effective date of our initial public offering.
          We estimate that the value of the representative’s unit purchase option is approximately $2,207,000 using a Black-Scholes option pricing model. The fair value of the representative’s unit purchase option is estimated as of the date of the grant using the following assumptions: (1) expected volatility of 45.2%, (2) risk-free discount rate of 4.95%, (3) contractual life of five years and (4) dividend rate of zero. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of our initial public offering except to any underwriter and selected dealers participating in the offering and their bona fide officers or partners. Although the purchase option and its underlying securities have been registered under the registration statement of which our initial public offering forms a part, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of our initial public offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
          Since our initial public offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination, or return the proceeds of the initial public offering held in the trust account to investors. We cannot assure investors that we will find a suitable business combination in the allotted time.
          We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:
          • may significantly reduce the equity interest of our current stockholders;
          • may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
          • may cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and
          • could enhance or adversely affect prevailing market prices for our securities.
          Similarly, if we issued debt securities, it could result in:
          • default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;
          • acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;
          • our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

          • our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
          We anticipate that we would only consummate such a financing simultaneously with the consummation of a business combination, although nothing would preclude us from raising more capital in anticipation of a possible business combination.
          We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets (all of our assets, including the funds held in the trust account, less our liabilities) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.
          If we are unable to find a suitable target business by October 17, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the initial public offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.
Liquidity and Capital Resources
          $80,978,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in trust, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,500,000) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.
          We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At December 31, 2007, we had cash outside of the trust fund of $237,601 and unrestricted cash of $227,772 in the trust fund and other current assets of $199,930 and total liabilities of $3,580,625 (including $3,281,600 of deferred underwriting fees). Future interest generated by the trust of $1,012,228 will be available to the Company for operating expenses from January 1, 2008 thought October 17, 2009.
          The $3,281,600 of the funds attributable to the deferred underwriting discount and commissions in connection with the offering and private placement will be released to the underwriters upon completion of a business combination as such term is defined in our prospectus filed on Form 424B4 on October 18, 2007 with the Securities and Exchange Commission.

          Commencing on October 17, 2007 we began incurring a fee of $6,400 per month for certain administrative services. In addition, in 2007, one of our initial stockholders loaned to us an aggregate of $100,000 for payment of offering expenses on our behalf. This loan plus interest was repaid on December 12, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses.
Results of Operations
          We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our trust account which we invested mainly in a New York Tax Free Money Market.
          For the period from May 1, 2007 (inception) to December 31, 2007, we had a net profit of $190,096 consisting of $488,358 of interest income, less $295,598 of formation and operating expenses. The main components of the formation and operating expenses include approximately $118,671 of New York State, New York City, and Delaware Franchise and Capital Taxes, $40,539 of travel and business expense, $45,500 of accounting fees, and $40,646 of legal expense.
          Interest income in fiscal 2007 was primarily earned on the net proceeds from our initial public offering which was placed in a trust account.
Off-Balance Sheet Arrangements
          We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
          We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.
Recently Issued Accounting Pronouncements and Their Effect on the Company’s Financial Statement
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company’s tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for interim periods of fiscal years beginning after December 15, 2006. Adoption of Fin 48 did not have a material impact on the Company’s financial position or results of operations. The Company intends to classify any future expense for income tax related interest and penalties as component of tax expense.
          In September 2006, the FASB issued Statement of Financial Accounting Standard 157 – Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and does not expect the adoption of SFAS 157 will have a material impact to its consolidated results of operations and financial position.

          In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company will adopt SFAS 159 beginning in the first quarter of fiscal year 2008 and does not expect the adoption of SFAS 159 will have a material impact to its consolidated results of operations and financial condition.
          In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures for future acquisitions.
          In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures for future acquisitions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. Since the funds held in our trust account have been invested in only high-quality commercial paper, municipal bonds, and municipal notes, including tax and revenue authorization notes, tax anticipation notes, with maturities of 397 days or less and a dollar-weighted average portfolio maturity of 90 days or less, we are subject to market risk primarily through the effect of changes in interest rates and government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements are included in this annual report on Form 10-K as pages F-1 through F-13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Theodore S. Green and Malcolm Bird, our Co-Chief Executive Officers participated in this evaluation. Based upon that evaluation, Messrs. Green and Bird concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
          As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes during the quarter ended December 31, 2007 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
          Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers.
          Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of December 31, 2007:

Name	Age	Position
Theodore S. Green	55	Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and Director
Malcolm Bird	40	Co-Chief Executive Officer and Director
John W. Hyde	66	Director
Jonathan F. Miller	51	Director
Theodore S. Green
          Theodore (Ted) S. Green has served as our Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and a director since our inception. From 2003 to 2006, Mr. Green was the Chief Executive Officer of Anchor Bay Entertainment, which at such time was the subsidiary of IDT Entertainment, Inc. that focused on the production, marketing and distribution of various media. Mr. Green began serving as Chief Executive Officer, with the acquisition of Anchor Bay from The Handleman Co. Mr. Green had full operating authority over the marketing, financial, sales, products, operations, legal, business and corporate resources departments. Prior to that, in 2001, Mr. Green established Greenlight Consulting Inc., a project-based consulting practice focused on the media and entertainment industry. Greenlight Consulting’s clients include Sony Music and Vivendi-Universal as well as numerous other regional media organizations. Prior to founding Greenlight Consulting, in 2000, Mr. Green was President and Chief Operating Officer of MaMaMedia, Inc., an Internet company that creates activity-based learning products for children and their families. From 1992 to 2000, Mr. Green was the founder and President of Sony Wonder, the division of Sony BMG Music Entertainment responsible for the production and distribution of media geared toward youthful audiences and also for all home video distribution. Mr. Green was responsible for all creative, production, operations, finance, marketing and business efforts. Beginning in 1989, Mr. Green was the Executive Vice President of Administration and Operations for ATCO Records, a music industry label co-owned with The Warner Music Group. Mr. Green was responsible for all business, legal and financial operations. From 1982 until 1989, Mr. Green served as the Senior Vice President of Polygram Records, overseeing the Business Affairs and Music Publishing divisions of the company. Mr. Green was responsible for negotiations, administration, rights and contracts. Mr. Green’s career in the entertainment industry began first in the legal department and thereafter as the Director of Business Affairs for CBS Records. Prior to that Mr. Green practiced general entertainment law at the firm of Moses Singer. Mr. Green holds a BS from Cornell University and received his JD from Columbia University School of Law.
Malcolm Bird
          Malcolm Bird has served as our Co-Chief Executive Officer and a director since our inception. Mr. Bird has worked in the entertainment industry for the past 25 years. Mr. Bird served as senior vice president of kids and teens for AOL from December 2002 through his resignation in March 2007. Mr. Bird was responsible for strategy, development, instigation, sales, staffing, business development, marketing, and public relations. From 1995 to 1997 Mr. Bird was Director of International Programming at Hanna-Barbera Studio responsible for program development, negotiation with international broadcasters, production, licensing development, liaison with International Cartoon Network and branding for Europe, Asia Pacific and Latin America. From 1997 to 1999, Mr. Bird was head of youth programming at USA Broadcasting. Working with the senior management team, (Jon Miller and Barry Diller), Mr. Bird was responsible for 20 hours of Barry Diller’s new “CityVision” network, WAMI. From 1999 to 2002, Mr. Bird was President of Craftsman Productions, Inc., a company he co-founded in 1995 to develop and produce innovative programs for television. Mr. Bird created, developed and sold into broadcast and cable networks programming. Mr. Bird has been involved in publishing, marketing, public relations, radio, television development, television production, international business (overseeing operations in Europe, Asia Pacific, and Latin America for a Hollywood studio), and multi-platform business development. Mr. Bird has received two Emmy awards and two Telly awards. Mr. Bird sits on the executive board of directors of the National Children’s Museum in Washington, D.C.
Jonathan F. Miller
          Jonathan (Jon) F. Miller has served as a director since June 15, 2007. Mr. Miller is an advisor to General Atlantic LLC with respect to its Media and Consumer sector and a founder of Velocity Investment Group. From 2002 to 2006, Mr. Miller served as Chairman and Chief Executive Officer of AOL Inc. and AOL LLC. From 2000 to 2002, Mr. Miller was Chief Executive Officer and President of USA Information and Services, now IACI and Expedia (the company split in two in 2005). In this period, Mr. Miller acted as a corporate officer and served on four public boards of related entities. Mr. Miller joined USA in 1997 as Chief Executive Officer and President of USA Broadcasting. Prior to USA, from 1993 to 1997, Mr. Miller was Managing Director of Nickelodeon International, a unit of Viacom’s MTV Networks. During this period, Mr. Miller also acted as Chief Executive Officer of several Nickelodeon and Paramount Pictures channels that were joint ventures with such partners as BSkyB in the UK and Foxtel in Australia. Under Mr. Miller’s guidance, program distribution was extended to over 100 territories including sales to the BBC, ITV, Channel 4, ARD (Germany), ABC (Australia), and RAI (Italy). From 1987 to 1993, Mr. Miller was Vice-President, Programming and Co-General Manager of NBA Entertainment. In this capacity, Mr. Miller worked with NBA sponsors in fashioning and executing their sports marketing programs across electronic media, print and retail. Previous positions included positions at WGBH in Boston, MA (PBS) in educational programming and in various advertising and video production roles in Boston. Mr. Miller is on the Board of Directors of Idearc Inc., Next New Networks, Mahalo.com Incorporated, Kosmix Corporation and Hanley Wood, LLC. Mr. Miller is also on the Board of the American Film Institute, a trustee of Emerson College, and of WNYC Public Radio in NY.
John W. Hyde
          John W. Hyde has served as a director since October 1, 2007. Mr. Hyde has recently founded Rehab Incorporated which consists of Rehab Entertainment, a television and film, and intellectual rights company, as well as Rehab Consulting, an entertainment and media consulting company. Rehab Consulting is continuing to advise Starz Media on Vanguard Entertainment and the Vanguard Studios in Vancouver and is currently working with the Jim Henson Company to expand their operation and bring in additional production financing. Rehab Entertainment is currently developing three feature films, Short Circuit 3 for the Weinstein Company, Lil’ Homiez for Overture Films and Unearth. Mr. Hyde had served as the Vice Chairman of Starz Media, LLC. Mr. Hyde was responsible for integrating the IDT Entertainment operations into Starz. From January 2004 to January 2007, Mr. Hyde was the Chief Operating Officer of IDT Entertainment and Chief Executive Officer of IDTE Productions and New Ark Entertainment. In those roles, Mr. Hyde oversaw all of IDT Entertainment’s operations. Mr. Hyde was responsible for running the day to day operations of IDTE’s production and distribution companies. From 2000 to 2006, Mr. Hyde was the Chief Executive Officer of Film Roman responsible for running the animation company producing The Simpsons, King of the Hill, Hellboy: Animated, Eloise, and Wow! Wow! Wubbzy! From 1996 to 2000, Mr. Hyde was court appointed the Chief Executive Officer and Trustee for Riklis Broadcasting, which he sold on behalf of its creditors, in 1999. From 1990 through 1995, Mr. Hyde was Chief Executive Officer of MCEG Sterling, a public production and distribution company, which he reorganized and merged into Orion Pictures. Mr. Hyde has divided his career between production, distribution, entertainment executive, and industry management consultant. He has overseen the domestic and foreign distribution of nearly 125 motion pictures and television shows. His production credits include Short Circuit, The Simpsons, Flight Of The Navigator; King of the Hill, 8 Million Ways To Die, Never Ending Story, Mighty Mouse, Homicide: Life On The Streets, 9% Weeks, UHF: and the award-winning Das Boot. As an industry management consultant Mr. Hyde oversaw the restructuring or reorganization of Avenue Entertainment, Filmstar, MCEG, Cannon Films, Hemdale Entertainment, Reeves Entertainment, Peregrine Entertainment, Orion, AME Video, Fires Entertainment, and Riklis Broadcasting (KADYIKADE TV). Mr. Hyde is a member of both the Academy of Motion Picture Arts & Sciences and the Academy of Television Arts & Sciences where he has been nominated for five Emmys, winning one. He is a former officer and director of The Cousteau Society. He was also a founding member, as well as Vice Chairman and board member, of the American Film Market. Hyde graduated from New York University with additional international economic studies at Leiden University in Holland.
          These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.
          Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Miller, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Bird, will expire at the second annual meeting. The term of the third class of directors, consisting of Mr. Green and Mr. Hyde, will expire at the third annual meeting.
Prior Involvement of Principals in Blank Check Companies
          None of our directors or officers has been or currently is a principal of, or affiliated with, entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
          We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our initial public offering. These documents can be accessed by reviewing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 307 East 87th Street, New York, NY 10128 or by telephone at (212) 289-6942. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Committees of the Board of Directors
Nominating Committee
          Effective upon consummation of our initial public offering, we established a nominating committee of the board of directors consisting of Messrs. Bird, Miller and Hyde. Mr. Miller and Mr. Hyde are independent directors under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
          The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:
•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

          The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
          Effective upon consummation of our initial public offering, we established a compensation committee of the board of directors consisting of Messrs. Green, Miller and Hyde. Mr. Miller and Mr. Hyde are independent directors under the American Stock Exchange’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:
•	evaluating the performance of our named executive officers and approve their compensation;

•	preparing an annual report on executive compensation for inclusion in our proxy statement;

•	reviewing and approving compensation plans, policies and programs, considering their design and competitiveness;

•	administering and reviewing changes to our equity incentive plans pursuant to the terms of the plans; and

•	reviewing our non-employee independent director compensation levels and practices and recommending changes as appropriate.
          The compensation committee will review and approve corporate goals and objectives relevant to our Chief Executive Officers’ compensation, evaluate our Chief Executive Officers’ performance in light of those goals and objectives, and recommend to the board our Chief Executive Officers’ compensation levels based on its evaluation.
Audit Committee
          Effective upon consummation of our initial public offering, we established an audit committee of the board of directors consisting of Messrs. Green, Miller and Hyde. Mr. Miller and Mr. Hyde are independent directors under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.
Financial Experts on Audit Committee
          The audit committee currently consists of Messrs. Green, Miller and Hyde. Within one year from our initial public offering, this committee will be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
          In addition, we must certify within one year from the date of our initial public offering to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors will appoint an additional director who satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC as promptly as practical following our initial public offering.
ITEM 11. EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS
Compensation Discussion and Analysis
          No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business, we will pay our management stockholders, an affiliate of our management stockholders or third parties a fee of $6,400 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space. However, this arrangement is solely for our benefit and is not intended to provide our management stockholders compensation in lieu of a salary. Other than the $6,400 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our management stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.
          Other than the securities described in Item 12 appearing below in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” neither our officers nor our directors has received any of our equity securities.
Compensation Committee Interlocks and Insider Participation
          None.

Compensation Committee Report
          The Compensation Committee of the board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the initial stockholders’ warrants, as these warrants are not exercisable within 60 days of the date hereof.

	Amount and	Approximate Percentage
	Nature of Beneficial	of Outstanding
Name of Beneficial Owner	Ownership	Common Stock
Theodore S. Green(1)(2)	1,237,500	9.9%

Malcolm Bird(1)	787,500	6.3%

Jonathan F. Miller(1)	112,500	1.0%

John W. Hyde(1) (3)	112,500	1.0%

QVT Financial LP(4)	995,850	7.96%

Millenco LLC(5)	971,201	7.77%

HBK Investments L.P.(6)	737,028	5.9%

Bulldog Investors(7)	2,248,200	17.98%

Andrew M. Weiss, Ph.D.	939,450	7.5%

All directors and executive officers as a group (4 individuals)	2,250,000	17.99%

[1]	The business address of each of the individuals is c/o TM Entertainment and Media, Inc., 307 East 87th Street, New York, NY 10128.

[2]	Includes an aggregate of 375,000 shares of common stock owned by two trusts established for the benefit of Mr. Green’s daughters. Effective upon consummation of our initial public offering, Mr. Green and the trustee of the Trusts entered into a voting agreement under which Mr. Green has the right to vote the shares owned by the Trusts on all matters that come before the shareholders of the company, and accordingly Mr. Green has beneficial ownership of such shares. Mr. Green disclaims any other beneficial or pecuniary interest in such shares.

[3]	Includes 112,500 shares of common stock owned by the John W. Hyde Living Trust.

[4]	Based on a Schedule 13G filed on February 28, 2008 with the SEC jointly on behalf of QVT Financial LP (“QVT Financial”), QVT Financial GP LLC (the “LLC”), QVT Fund LP (the “Fund”), and QVT Associates GP LLC (“Associates”). QVT Financial is the investment manager for the Fund, which beneficially owns 820,826 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 89,923 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank

AG (the “Separate Account”), which holds 85,101 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 995,850 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. The LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. Associates, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, Associates may be deemed to be the beneficial owner of an aggregate amount of 910,749 shares of Common Stock. Each of QVT Financial and the LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund, Quintessence and the Separate Account. The LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.

[5]	Based on a Schedule 13G filed on February 14, 2008 with the SEC on behalf of Millenco LLC, Millennium Management LLC, and Israel A. Englander.

[6]	Based on a Schedule 13G filed on February 11, 2008 with the SEC on behalf of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P.

[7]	Based on a Schedule 13G filed on January 8, 2008 with the SEC jointly on behalf of Bulldog Investors, Phillip Goldstein and Andrew Dakos.

[8]	Based on a Schedule 13G filed on March 24, 2008 with the SEC jointly on behalf of Andrew M. Weiss, Ph.D., Weiss Asset Management, LLC, and Weiss Capital, LLC. Shares reported for Dr. Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Asset Management, LLC, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, LLC, the investment manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported as beneficially owned by him except to the extent of his pecuniary interest therein. Certain of the shares reported are not held directly by the reporting person but are represented by certain derivative securities, pursuant to which the reporting person may be deemed to have beneficial ownership of such shares. The reporting person disclaims any such beneficial ownership.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          On May 1, 2007, we issued 2,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.01 per share, as follows:

	Number of
Name	Shares	Relationship to Us
Theodore S. Green(1)	1,375,000	Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and Director
Malcolm Bird	875,000	Co-Chief Executive Officer and Director

(1)	Includes an aggregate of 375,000 shares of common stock owned by two trusts established for the benefit of Mr. Green’s daughters. Effective upon consummation of our initial public offering, Mr. Green and the trustee of the Trusts entered into a voting agreement under which Mr. Green has the right to vote the shares owned by the Trusts on all matters that come before the shareholders of the company, and accordingly Mr. Green has beneficial ownership of such shares. Mr. Green disclaims any other beneficial or pecuniary interest in such shares.
          On June 14, 2007, Mr. Green sold to each of the Trusts established for the benefit of his daughters 187,500 shares of common stock for a purchase price of approximately $0.01 per share, the price that Mr. Green paid for the shares.
          On August 29, 2007, Mr. Green sold to each of Mr. Miller and the John W. Hyde Living Trust 68,750 shares of common stock and Mr. Bird sold to each of Mr. Miller and the John W. Hyde Living Trust 43,750 shares of common stock, in each case for a purchase price of approximately $0.01 per share, the price that Mr. Green and Mr. Bird paid for the shares. These sales were contemplated when the shares were initially issued but were not consummated until Messrs. Hyde and Miller agreed to serve on our board of directors.
          The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed on the date of our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing on the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
          Simultaneously with the consummation of our initial public offering, our initial stockholders purchased 2,100,000 insider warrants (for a total purchase price of $2,100,000) from us. These purchases took place in a private placement that occurred simultaneously with the consummation of our initial public offering. In connection therewith, Mr. Green and Mr. Bird entered into an agreement pursuant to which Mr. Bird has agreed to reimburse Mr. Green $300,000 of the amount that Mr. Green will pay for such warrants in the event we do not consummate a business combination by October 17, 2009 and are dissolved.
          The insider warrants are identical to warrants underlying the units sold in our initial public offering except that the insider warrants are exercisable on a cashless basis and will not be redeemable by us so long as they are still held by the purchasers or their affiliates. Each of the purchasers agreed, pursuant to individual agreements, that he will not sell or transfer the insider warrants (except to an affiliate of such purchaser, to relatives and trusts for estate planning purposes, or to our directors at the same cost per warrant originally paid by them) until the later of October 17, 2008 and 60 days after the consummation of our business combination. The holders of the majority of these insider warrants (or underlying shares) are entitled to demand that we register these securities pursuant to an agreement signed on the date of our initial public offering. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.
          Our management stockholders have agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, they will make available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space. Although we committed to pay to our management stockholders, an affiliate of our management stockholders or third parties $7,500 per month for these services, they have elected to receive $6,400 per month. Accordingly, they will benefit from the transaction. However, this arrangement is solely for our benefit and is not intended to provide our management stockholders compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.
          We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.
          Other than the $6,400 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).
          All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Director Independence
          Beginning one year after our initial public offering, the American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
          Upon consummation of our initial public offering, Mr. Miller and Mr. Hyde became our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.
          Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors (to the extent that we have any).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          From October 17, 2007 to January 8, 2008, GGK acted as our independent registered public accounting firm. On January 8, 2008, we dismissed Goldstein Golub Kessler LLP (“GGK”) and engaged Eisner LLP (“Eisner”) as our new independent registered public accounting firm. The following is a summary of fees paid to GGK for services rendered:
Audit Fees
          The aggregate fees billed or expected to be billed for professional services rendered by GGK for the period ended December 31, 2007 for (a) the audit of our financial statements and (b) the audit of our financial statements dated as of October 23, 2007 and filed on our current report on Form 8-K on October 29, 2007 and (c) reviews of SEC filings amounted to approximately $47,500.
Audit-Related Fees
          We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended December 31, 2007.
Tax Fees
          During the fiscal year ended December 31, 2007, we did not pay any fees to GGK related to tax compliance and advice.
All Other Fees
          We did not receive products and services from GGK other than those discussed above, for the fiscal year ended December 31, 2007.
Pre-Approval Policy
          Since the formation of our audit committee, and on a going-forward basis, the audit committee pre-approved all auditing services and permitted non audit-services to be performed for us by GGK and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by Eisner including the fees and terms thereof

(subject to the de minimis exceptions for non-audit service described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Report:
Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Balance Sheet

•	Statement of Operations

•	Statement of Changes in Stockholders’ Equity

•	Statement of Cash Flows

•	Notes to Financial Statements
Financial Statement Schedules
          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(b)	Exhibits:
          We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Form of Underwriting Agreement.[1]

3.1	Form of Amended and Restated Certificate of Incorporation. [3]

3.2	By-laws. [3]

4.1	Specimen Unit Certificate. [3]

4.2	Specimen Common Stock Certificate. [3]

4.3	Specimen Warrant Certificate. [3]

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. [2]

4.5	Form of Unit Purchase Option to be granted to Representative. [2]

10.1	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Theodore S. Green. [4]

10.2	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Malcolm Bird. [4]

10.3	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Jonathan F. Miller. [4]

10.4	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and John W. Hyde. [2]

10.5	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Sara Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.6	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Blair Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

Exhibit No.	Description

10.7	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and the John W. Hyde Living Trust. [2]

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. [4]

10.9	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. [3]

10.10	Form of Administrative Service Agreement among Theodore S. Green, Malcolm Bird and the Registrant. [3]

10.11	Promissory Note issued to Theodore S. Green. [3]

10.12	Form of Registration Rights Agreement among the Registrant and the Stockholders. [3]

10.13	Private Placement Purchase Agreement between the Registrant and Theodore S. Green. [4]

10.14	Private Placement Purchase Agreement between the Registrant and Malcolm Bird. [4]

10.15	Private Placement Purchase Agreement between the Registrant and Jonathan F. Miller.[5]

10.16	Private Placement Purchase Agreement between the Registrant and the John W. Hyde Living Trust.[5]

10.17	Form of Agreement between Theodore S. Green and Malcolm Bird.[5]

14.1	Form of Code of Ethics. [4]

31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter. [3]

99.2	Form of Nominating Committee Charter. [3]

99.3	Form of Compensation Committee Charter.[3]

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on October 12, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on September 11, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on June 18, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on July 27, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on October 10, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
TM Entertainment and Media, Inc.
We have audited the accompanying balance sheet of TM Entertainment and Media, Inc. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from May 1, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TM Entertainment and Media, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the period from May 1, 2007 (inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Eisner LLP
Eisner LLP
New York, New York
March 28, 2008

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash	$465,373
Prepaid expenses	199,930

Total current assets	665,303

Cash held in trust — restricted	80,978,800

Total assets	$81,644,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$299,025

Total current liabilities	299,025

Deferred underwriting fee	3,281,600

Total liabilities	3,580,625

Commitments

Common stock, subject to possible conversion of 3,075,475 shares	24,285,542

Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none outstanding	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505
Additional paid-in capital	53,575,335
Retained earnings accumulated during the development stage	190,096

Total stockholders’ equity	53,777,936

Total liabilities and stockholders’ equity	$81,644,103

     The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statement of Operations
For the Period from
May 1, 2007
(Inception) to
December 31, 2007

Formation and operating expenses	$(295,598)
Interest expense	(2,664)
Interest income	488,358

Income before taxes	190,096
Income tax	—

Net income	$190,096

Net income per share:
Basic	$0.04

Diluted	$0.03

Weighted average shares outstanding:
Basic	5,389,286

Diluted	6,306,169

     The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statement of Stockholders’ Equity

	For the Period from May 1, 2007 (Inception) to December 31, 2007
				Income
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to initial stockholders on May 1, 2007 at $0.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of private placement warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Public offering proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net income				$190,096	190,096

Balance at December 31, 2007	12,505,000	$12,505	$53,575,335	$190,096	$53,777,936

The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statement of Cash Flows
For the Period from
May 1, 2007
(Inception) to
December 31, 2007

Cash flows from operating activities:
Net income	$190,096
Increase in prepaid expenses	(199,930)
Increase in accounts payable and accrued liabilities	271,025

Net cash provided by operating activities	261,191

Cash flows from investing activities:
Cash placed in trust	(80,978,800)

Net cash used in investing activities	(80,978,800)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from sale of units to public	82,040,000
Proceeds from private placement of warrants	2,100,000
Proceeds from note payable to initial stockholder	100,000
Repayment of note payable to initial stockholder	(100,000)
Proceeds from sale of underwriters’ purchase option	100
Payment of deferred offering costs	(2,982,118)

Net cash provided by financing activities	81,182,982

Net increase in cash	465,373
Cash at beginning of period	—

Cash at end of period	$465,373

Supplemental disclosure of non cash financing activities

Accrual of offering costs	$28,000
Accrual of deferred underwriting fee	$3,281,600
     The accompanying notes are an integral part of the financial statements

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Financial Statements
1. Organization and Business Operations
     TM Entertainment and Media, Inc. (the “Company”) was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
     At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation and the public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.
     The registration statement for the Company (described in Note 2) was declared effective October 17, 2007. The Company consummated the Offering on October 23, 2007, and received net proceeds of $77,848,282, including $2,100,000 of proceeds from the private placement (the “Private Placement”) sale of 2,100,000 insider warrants to the officers and directors of the Company, and their affiliates. The insider warrants purchased by these individuals and their affiliates are identical to the warrants underlying the Units sold in the Offering (see Note 3) except that the insider warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the purchaser or their affiliates. The purchasers of the insider warrants have agreed that they will not sell or transfer the insider warrants (except in certain cases) until the later of October 17, 2008 and 60 days after the consummation of the Company’s business combination. The sale of the warrants to management will not result in the recognition of any stock-based compensation expense because they were sold above fair market value.
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $80,978,800, including $3,281,600 of the underwriters’ discount as described in Note 2 is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged by the Company to assist it in any way in connection with the Company’s search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the Trust Account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations.

Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).
     The remaining net proceeds, initially $100,000, (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,500,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to the Company as necessary to satisfy income or other tax obligations.
     The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their initial shares of Common Stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his, hers, or its shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Proposed Offering, approximately $7.90 per share. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Account, including the deferred portion of the underwriters’ discount) has been classified as common stock subject to possible conversion in the accompanying financial statements.
     The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the Proposed Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).
     Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.
     Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
     The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 had no impact on the Company’s financial position as discussed in Note 4 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company intends to classify any future expense for income tax related interest and penalties as component of tax expense.
     Net Income Per Share — Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic net income per share, but includes the dilutive effect of shares issuable pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
     New Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on the accompanying financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on the accompanying financial statements.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures for future acquisitions.
     In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures for future acquisitions.
2. Initial Public Offering
     On October 17, 2007 the Company sold 10,255,000 Units in the Offering at a price of $8.00 per Unit, including 1,255,000 Units of their over-allotment option. Each Unit consists of one share of the Company’s common stock and one redeemable common stock purchase Warrant. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on the later of the completion of a Business Combination and one year from the effective date of the Offering (October 17, 2007) and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant will not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised, unredeemed and worthless.
     The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 4% of the gross proceeds will be held in the Trust Account and will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.
     The Company sold to Pali Capital, Inc. (“Pali”), as representatives of the underwriters, for $100, an option to purchase up to a total of 700,000 Units at $10.00 per Unit. The Units issuable upon the exercise of this option are identical to those sold in the Offering. This option is exercisable at $10.00 per Unit, and may be exercised on a cashless basis, commencing on the later of the consummation of a Business Combination and one year from the date of the effectiveness of the Offering and expiring five years from the date of the effectiveness of the Offering. The estimated fair value of this option is approximately $2,207,000, $3.15 per Unit, using a Black-Scholes option-pricing model. The fair value of the option granted is estimated as of the date of the grant using the following assumptions: (1) expected volatility of 45.2%, (2) risk-free discount rate of 4.95%, (3) expected life of five years and (4) dividend rate of zero. The volatility is based on the average five year daily volatility of the 20 smallest (by market capitalization) media companies in the Russell 2000 Index. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and automatically dissolves and subsequently liquidates the trust account, the option will become worthless.
3. Note Payable to Stockholder and Related Party Transactions
     The Company issued an unsecured promissory note in an aggregate principal amount of $100,000 to one of the Initial Stockholders on May 21, 2007. The note bore interest at 5% per year, compounded semiannually and was payable on the earlier of May 21, 2008 or the consummation of the Offering. The Initial Stockholder agreed to extend the note to January 31, 2008 at the same terms. The Statement of Operations includes $2,664 of interest expense related to this note for the period from May 1, 2007 (inception) to December 12, 2007. The Note and accrued interest was paid December 12, 2007.
     The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. Such Initial Stockholders, affiliate or third party has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the period ended December 31, 2007, the Company has incurred $15,897 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations.
     Pursuant to letter agreements which the Initial Stockholders have entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their initial shares upon the Company’s liquidation.
     The Company’s officers and directors purchased a total of 2,100,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,100,000) concurrently with the consummation of the Offering pursuant to a private placement agreement with the Company. All of the proceeds received from these initial purchases were placed in the Trust Account. The Insider Warrants to be purchased by such purchasers will be identical to the Warrants underlying the Units being offered in the Proposed Offering except that the Insider Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold above fair market value. The holder of these Insider Warrants will not have any right to any liquidation distributions with respect to shares underlying these warrants if the Company fails to consummate a Business Combination, in which event these warrants will expire worthless.
     The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their initial shares or Insider Warrants (or underlying securities) pursuant to an agreement signed or on the date of the Offering. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after the Company consummates a Business Combination. The holders have certain “piggy-back registration rights” with respect to registration statements filed after the Company’s consummation of a Business Combination. The Insider Warrants may be exercisable for unregistered shares of common stock even if no registration relating to the common stock issuable upon exercise of the warrants is effective and current.
4. Income Taxes
     Significant components of the Company’s deferred tax assets are as follows:

December 31,
2007
Deferred tax benefit	$116,000
Less: valuation allowance	(116,000)

Total	$—
     The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $75,000 for deferred expenses and $41,000 for net operating loss carryforwards. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.
     The effective tax rate differs from the statutory rate of 34% due to the deferred start up costs, an increase in the valuation allowance and permanent differences relating to tax free interest income.
5. Common Stock Subject to Possible Redemption
     The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may effect a Business Combination only if stockholders owning less than 29.99% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up 29.99% of the 10,255,000 shares of common stock sold in the Offering, or 3,075,475 shares of common stock, at an initial per-share redemption price of $7.90 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $1,500,000 of interest income released to the Company to fund its working capital), which includes $0.32 per share of deferred underwriting discount and commissions.
     The actual per-share redemption price will be equal to:
•	the initial amount in the trust account which includes the amount attributable to deferred underwriting discounts and commissions and including all accrued interest (less taxes payable and up to $1,500,000 of interest income released to the Company to fund its working capital), as of two business days prior to the proposed consummation of the Business Combination, divided by

•	the number of shares of common stock sold in the Offering.
The dissenting stockholders will receive their proportionate share of the deferred underwriting discounts and commissions and the underwriters will be paid the full amount of the deferred underwriting fees at the time of the consummation of the initial business combination. The Company will bear the financial impact of such payments to both the converting stockholders and underwriters.

6. Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
     The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.
7. Subsequent Events
     Through March 28, 2008, the Company withdrew approximately $533,000 of interest earned on the funds held in the trust account for the purpose of working capital, paying operating expenses, and paying taxes. As of March 25, 2008, the Company had unrestricted cash available of approximately $541,867, for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2008.

TM ENTERTAINMENT AND MEDIA, INC.
By:	/s/ Theodore S. Green
	Name:	Theodore S. Green
	Title:	Chairman, Co-Chief Executive Officer and interim Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Theodore S. Green Theodore S. Green	Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	March 28, 2008

/s/ Malcolm Bird Malcolm Bird	Co-Chief Executive Officer and Director (principal executive officer)	March 28, 2008

/s/ Jonathan F. Miller	Director	March 28, 2008
Jonathan F. Miller

/s/ John W. Hyde John W. Hyde	Director	March 28, 2008