Form 10-Q
period 2008-03-31
TM Entertainment & Media, Inc.
filed 2008-05-15
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33746
TM ENTERTAINMENT AND MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8951489

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization) Identification No.)

307 East 87th Street, New York, NY	10128

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 289-6942
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of March 31, 2008, 12,505,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Balance Sheets

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS

Current assets:
Cash	$501,592	$465,373
Prepaid expenses	191,367	199,930

Total current assets	692,959	665,303

Cash held in trust — restricted	80,978,800	80,978,800

Total assets	$81,671,759	$81,644,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$709,761	$299,025

Total current liabilities	709,761	299,025

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	3,991,361	3,580,625

Commitments

Common stock – subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542

Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit)/ retained earnings accumulated during the development stage	(192,984)	190,096

Total stockholders’ equity	53,394,856	53,777,936

Total liabilities and stockholders’ equity	$81,671,759	$81,644,103

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations
(unaudited)

	For the Period from May 1, 2007	For the Three Months Ended
	(inception) to March 31, 2008	March 31, 2008
Formation and operating expenses	(1,148,648)	(853,050)
Interest expense	(2,664)	0
Interest income	958,328	469,970

Loss before taxes	(192,984)	(383,080)
Income taxes	0	0

Net loss	$(192,984)	$(383,080)

Net loss per share:

Basic and diluted		$(0.03)

Weighted average shares outstanding:
Basic and diluted		12,505,000

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

For the period from May 1, 2007 (inception) to March 31, 2008

				(Deficit)
				Retained
				Earnings
				Accumulated
	Common	Common	Additional	During
	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Issuance of Common Stock to Initial Stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$5,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) Including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Net loss for the three months ended March 31, 2008				(383,080)	(383,080)

Balance at March 31, 2008 (unaudited)	12,505,000	$12,505	$53,575,335	$(192,984)	$53,394,856

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Cash Flows
(unaudited)

	For the Period from
	May 1, 2007	For the Three
	(inception) to March	Months Ended
	31, 2008	March 31, 2008
Cash flows from operating activities:
Net loss	$(192,984)	$(383,080)
(Increase) decrease in prepaid expenses	(191,367)	8,563
Increase in accounts payable and accrued liabilities	709,761	410,736

Net cash provided by operating activities	325,410	36,219

Cash flows from investing activities:
Cash placed in trust	(80,978,800)	0

Net cash used in investing activities	(80,978,800)	0

Cash flows from financing activities:
Proceeds from sale of shares of Common Stock to Initial Stockholders	25,000	0
Proceeds from sale of units to public	82,040,000	0
Proceeds from private placement of warrants	2,100,000	0
Proceeds from note payable to Initial Stockholder	100,000	0
Proceeds from sale of underwriters’ purchase option	100	0
Payment of deferred offering costs	(3,110,118)	0

Net cash provided by financing activities	81,154,982	0

Net increase in cash	501,592	36,219
Cash at beginning of period	—	465,373

Cash at end of period	$501,592	$501,592

Supplemental disclosure of non cash financing activities:
Accrual of deferred underwriting fee	$3,261,600
The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Condensed Financial Statements
1. Basis of Reporting
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of TM Entertainment and Media, Inc. (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 28, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financials statements.
2.  Organization and Business Operations
     The Company was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
     At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation and the initial public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.
     The registration statement for the Company (described in Note 3) was declared effective October 17, 2007. The Company consummated the Offering on October 23, 2007, and received net proceeds of $77,848,282, including $2,100,000 of proceeds from the private placement (the “Private Placement”) sale of 2,100,000 warrants (the “Insider Warrants”) to the officers and directors of the Company, and their affiliates. The Insider Warrants purchased by these individuals and their affiliates are identical to the warrants underlying the Units sold in the Offering (see Note 3) except that the Insider Warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the purchaser or their affiliates. The purchasers of the Insider Warrants have agreed that they will not sell or transfer the Insider Warrants (except in certain cases) until the later of October 17, 2008 and 60 days after the consummation of the Company’s business combination. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold above fair market value.
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $80,978,800, including $3,281,600 of the underwriters’ discount as described in Note 3 is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged by the Company to assist it in any way in connection with the Company’s search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the Trust Account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).
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
     The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their initial shares of common stock, $0.001 par value, (the “Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his, hers, or its shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering, approximately $7.90 per share. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Account, including the deferred portion of the underwriters’ discount) has been classified as Common Stock subject to possible conversion in the accompanying financial statements.
     The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).
     Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2008, cash includes unrestricted cash of $162,883 in the trust fund.
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

     The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $445,000 for deferred expenses and $44,000 for net operating loss carryforwards. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.
     The effective tax rate differs from the statutory rate of 34% due to the deferred start up costs, an increase in the valuation allowance and permanent differences relating to tax free interest income.
     The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company intends to classify any future expense for income tax related interest and penalties as component of tax expense. The adoption of FIN 48 had no impact on the Company’s financial position.
     Net Loss Per Share — Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering. The 12,355,000 warrants outstanding as of March 31, 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive.
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
     Fair Value Measurements — The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 1008 and December 31, 2007.
     In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The fair value of cash and investments held in the trust account were estimated using Level 1 inputs and approximates the fair value because of their nature and respective duration.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company elected not to measure certain financial instruments at fair value; therefore, the adoption of SFAS 159 did not have an impact on the Company’s financial statements.
3.  Initial Public Offering
     On October 17, 2007 the Company sold 10,255,000 Units in the Offering at a price of $8.00 per Unit, including 1,255,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of Common Stock and one redeemable Common Stock purchase warrant. Each warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 commencing on the later of the completion of a Business Combination and one year from the effective date of the Offering (October 17, 2007) and expiring four years from the effective date of the Offering. The Company may redeem the warrants, at a price of $.01 per warrant upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the Common Stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the warrants, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such warrants will not be entitled to exercise such warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised, unredeemed and worthless.
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
     The Company sold to Pali Capital, Inc. (“Pali”), as representatives of the underwriters, for $100, an option to purchase up to a total of 700,000 Units, exercisable at $10.00 per Unit. The Units issuable upon the exercise of this option are identical to those sold in the Offering. This option may be exercised on a cashless basis, commencing on the later of the consummation of a Business Combination and one year from the date of the effectiveness of the Offering and expiring five years from the date of the effectiveness of the Offering. The estimated fair value of this option is approximately $2,207,000, or $3.15 per Unit, using a Black-Scholes option-pricing model. The fair value of the option granted is estimated as of the date of the grant using the following assumptions: (1) expected volatility of 45.2%, (2) risk-free discount rate of 4.95%, (3) expected life of five years and (4) dividend rate of zero. The volatility is based on the average five year daily volatility of the 20 smallest (by market capitalization) media companies in the Russell 2000 Index. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and automatically dissolves and subsequently liquidates the Trust Account, the option will become worthless.
4.   Related Party Transactions
     The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. Such Initial Stockholders, affiliate or third party has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the three months ended March 31, 2008, the Company has incurred $19,200 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations. For the period from May 1, 2007 (inception) through March 31, 2008, the Company has incurred $35,097 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations.
     Pursuant to letter agreements which the Initial Stockholders have entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their initial shares upon the Company’s liquidation.

     The Company’s officers and directors purchased a total of 2,100,000 Insider Warrants at $1.00 per warrant (for an aggregate purchase price of $2,100,000) concurrently with the consummation of the Offering pursuant to a private placement agreement with the Company. All of the proceeds received from these initial purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units offered in the Offering except that the Insider Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or their affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except in certain cases, until after the Company has completed a Business Combination. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold above fair market value. The holders of these Insider Warrants will not have any right to any liquidation distributions with respect to shares underlying these warrants if the Company fails to consummate a Business Combination, in which event these warrants will expire worthless.
     The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their initial shares or Insider Warrants (or underlying securities) pursuant to an agreement signed on the date of the Offering. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after the Company consummates a Business Combination. The holders have certain “piggy-back registration rights” with respect to registration statements filed after the Company’s consummation of a Business Combination. The Insider Warrants may be exercisable for unregistered shares of Common Stock even if no registration relating to the Common Stock issuable upon exercise of the warrants is effective and current.
5. Common Stock Subject to Possible Redemption
     The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may effect a Business Combination only if stockholders owning not more than 29.99% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up 29.99% of the 10,255,000 shares of Common Stock sold in the Offering, or 3,075,475 shares of Common Stock, at an initial per-share redemption price of $7.90 (plus a portion of the interest earned on the Trust Account, but net of (i) taxes payable on interest earned and (ii) up to $1,500,000 of interest income released to the Company to fund its working capital), which includes $0.32 per share of deferred underwriting discount and commissions.
     The actual per-share redemption price will be equal to:
•	the initial amount in the Trust Account which includes the amount attributable to deferred underwriting discounts and commissions and all accrued interest (less taxes payable and up to $1,500,000 of interest income released to the Company to fund its working capital), as of two business days prior to the proposed consummation of the Business Combination, divided by

•	the number of shares of Common Stock sold in the Offering.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed financial statements and footnotes thereto contained in this report.
Forward Looking Statements
     This quarterly report on Form 10-Q, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements include, but are not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about the Company’s:
•	Ability to complete a combination with one or more target businesses;

•	Success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	Potential inability to obtain additional financing to complete a business combination;

•	Limited pool of prospective target businesses;

•	Potential change in control if we acquire one of more target businesses for stock;

•	Public securities’ limited liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	Use of proceeds not in trust or available to us from interest income on the trust account of the Company (“Trust Account”) balance; or

•	Financial performance.
     The forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statements. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
     References in this report as to “we,” “us” or “our Company” refer to TM Entertainment and Media, Inc. References to “public stockholders” refer to holders of shares of common stock, $0.001 par value (“Common Stock”), sold as part of the units in our initial public offering, including any of our stockholders existing prior to our initial public offering to the extent that they purchased or acquired such shares.

Overview
     Our Company was formed under the laws of the State of Delaware on May 1, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communication industries. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
     On October 17, 2007, our initial public offering of 9,000,000 units at $8.00 per unit was declared effective and we sold an additional aggregate 1,255,000 units pursuant to the underwriters’ over-allotment option. Simultaneously with the consummation of our initial public offering we sold an aggregate of 2,100,000 insider warrants to certain initial shareholders including Theodore S. Green, Malcolm Bird, Jonathan F. Miller and the John W. Hyde Living Trust, at a price of $1.00 per warrant, for an aggregate price of $2,100,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis but including the over-allotment, amounted to $82,040,000. After the payment of offering expenses, inclusive of the deferred underwriting fees, the net proceeds to us amounted to $75,748,282. Each unit consists of one share of our Common Stock and one redeemable Common Stock purchase warrant. Each warrant entitles the holder to purchase from us one share of Common Stock at an exercise price of $5.50 commencing the later of the completion of an initial business combination or one year from the effective date of the initial public offering (October 17, 2008) and expiring four years from the effective date of the initial public offering (October 17, 2011).
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
     We intend to utilize cash derived from the proceeds of our initial public offering, the private placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:
•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded to our Common Stock;

•	may cause a change in control if a substantial number of our shares of Common Stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; or

•	could enhance or adversely affect prevailing market prices for our securities.
     Similarly, if we issued debt securities, it could result in:
•	default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; or

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
     We anticipate that we would only consummate such a financing simultaneously with the consummation of a business combination, although nothing would preclude us from raising more capital in anticipation of a possible business combination.
     We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance expenses associated with the acquisition or the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets (all of our assets, including the funds held in the Trust Account, less our liabilities) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.
     Up to an aggregate of $1,500,000 of interest earned on the Trust Account balance may be released to us to fund working capital requirements and additional amounts may be released to us as necessary to satisfy tax obligations. This interest will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the three month period ended March 31, 2008, approximately $468,000 of the net interest income was earned on the Trust Account. For the period from May 1, 2007 (inception) through March 31, 2008, approximately $956,000 of net interest income was earned on the Trust Account.
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
Results of Operations
     For the three months ended March 31, 2008, we have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our Trust Account which we invested mainly in a New York Tax Free Money Market.
     Net loss for the three month period ended March 31, 2008 was $(383,080) and consisted of interest income of approximately $470,000 earned predominantly on the trust account, offset by a $44,000 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $809,050 of general and administrative expenses (primarily attributable to $638,000 of due diligence expenses related to potential acquisitions, $85,000 of legal and accounting expenses, $25,000 of insurance expense, $19,200 of fees for a monthly administrative services agreement and approximately $15,000 of travel and business expenses).
     For the period from May 1, 2007 (inception) to March 31, 2008, we had a net loss of $(192,984) consisting of $958,328 of interest income, less $(1,148,648) of formation and operating expenses and interest expense of (2,664). The main components of the formation and operating expenses include $638,000 of due diligence expenses related to potential acquisitions, $162,671 of New York State, New York City, and Delaware Franchise and Capital Taxes, approximately $56,000 of travel and business expense, $110,500 of accounting fees, and approximately $61,000 of legal expense.
     Interest income in first quarter 2008 was primarily earned on the net proceeds from our initial public offering which was placed in a Trust Account.
Liquidity and Capital Resources
     $80,978,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in trust, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,500,000) in excess of funds required to pay taxes, to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.
     We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance expenses associated with the acquisition or the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At March 31, 2008, we had cash outside of the trust fund of $338,709 and unrestricted cash of $162,883 in the trust fund and other current assets of $191,367 and total liabilities of $3,991,361 (including $3,281,600 of deferred underwriting fees). Future interest generated by the trust of $686,829 will be available to the Company for operating expenses from April 1, 2008 throughout October 17, 2009.
     The $3,281,600 of the funds attributable to the deferred underwriting discount and commissions in connection with the offering and private placement will be released to the underwriters upon completion of a business combination.
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
     As of March 31, 2008, we had total unrestricted cash of $501,592. Until the initial public offering, our only source of liquidity was a loan made by a member of management. This loan plus interest was repaid on December 12, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses. Our other liabilities are all related to costs associated with our initial public offering and other administrative items.
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Impact of Recently Issued Accounting Standards
     Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning November 15, 2007. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial statements.
     In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2008. The Company does not expect the adoption of FSP SFAS 157-1 to have a material impact to its consolidated results of operations and financial position.
     The Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company elected not to measure certain financial instruments at fair value; therefore, the adoption of SFAS 159 did not have an impact on the Company’s financial statements.
     Business Combinations—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of SFAS 141(R) on the financial statements.
     Noncontrolling Interest in Consolidated Financial Statements—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of SFAS 160 on the financial statements.
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Theodore S. Green and Malcolm Bird, our Co-Chief Executive Officers participated in this evaluation. Based upon that evaluation, Messrs. Green and Bird concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Control over Financial Reporting
     This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
     As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes during the quarter ended March 31, 2008 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     None.
ITEM 1A: RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part 1 of Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
(a)	Exhibits:
31.1	–	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2008

TM ENTERTAINMENT AND MEDIA, INC.

By: Name:	/s/ Theodore S. Green Theodore S. Green
Title:	Chairman, Co-Chief Executive Officer and Interim Chief Financial Officer