Form 10-Q
period 2008-06-30
TM Entertainment & Media, Inc.
filed 2008-08-14
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
As of June 30, 2008, 12,505,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I
FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Balance Sheets

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$163,629	$465,373
Prepaid expenses	163,549	199,930

Total current assets	327,178	665,303

Cash held in trust — restricted	80,978,800	80,978,800

Total assets	$81,305,978	$81,644,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$675,498	$299,025

Total current liabilities	675,498	299,025

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	3,957,098	3,580,625

Commitments

Common stock — subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542

Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit)/ retained earnings accumulated during the development stage	(524,502)	190,096

Total stockholders’ equity	52,975,838	53,777,936

Total liabilities and stockholders’ equity	$81,305,978	$81,644,103

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations
(unaudited)

		For the Period	For the Six
	For the Three	from May 1,	Months	For the Period
	Months	2007	Ended	from May 1,
	Ended	(inception) to	June 30,	2007 (inception)
	June 30, 2008	June 30, 2007	2008	to June 30, 2008
Formation and operating expenses	$(667,647)	$(26,294)	$(1,520,696)	$(1,816,294)
Interest expense	0	(562)	0	(2,664)
Interest income	336,128	136	806,098	1,294,456

Loss before taxes	(331,519)	(26,720)	(714,598)	(524,502)
Income taxes	0	0	0	0

Net loss	$(331,519)	$(26,720)	$(714,598)	$(524,502)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	12,505,000	2,250,000	12,505,000

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

	For the period from May 1, 2007 (inception) to June 30, 2008
				(Deficit)
				Retained
				Earnings
				Accumulated
	Common	Common	Additional	During
	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Issuance of Common Stock to Initial Stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) Including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Net loss for the six months ended June 30, 2008				(714,598)	(714,598)

Balance at June 30, 2008 (unaudited)	12,505,000	$12,505	$53,575,335	$(524,502)	$53,063,338

The accompanying notes are an integral part of the condensed financial statements

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Cash Flows
(unaudited)

		For the Period	For the Period from
	For the Six Months	from May 1, 2007	May 1, 2007
	Ended	(inception) to	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(714,598)	$(26,719)	$(524,502)
(Increase) decrease in prepaid expenses	36,381	(124,707)	(163,549)
Increase in accounts payable and accrued liabilities	376,473	58,977	675,498

Net cash provided by operating activities	(301,744)	(92,449)	(12,553)

Cash flows from investing activities:
Cash placed in trust	0	0	(80,978,800)

Net cash used in investing activities	0	0	(80,978,800)

Cash flows from financing activities:
Proceeds from sale of shares of Common Stock to Initial Stockholders	0	25,000	25,000
Proceeds from sale of units to public	0	0	82,040,000
Proceeds from private placement of warrants	0	0	2,100,000
Proceeds from note payable to Initial Stockholder	0	100,000	100,000
Proceeds from sale of underwriters’ purchase option	0	0	100
Payment of deferred offering costs	0	0	(3,110,118)

Net cash provided by financing activities	0	125,000	81,154,982

Net increase in cash	(301,744)	32,551	163,629
Cash at beginning of period	465,373	—	—

Cash at end of period	$163,629	$32,551	$163,629

Supplemental disclosure of non cash financing activities:
Accrual of deferred underwriting fee	$3,281,600		$3,281,600
The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Condensed Financial Statements
1. Basis of Reporting
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of TM Entertainment and Media, Inc. (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 28, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financials statements.
2. Organization and Business Operations
     The Company was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
     At June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company’s formation and the initial public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.
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
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his, hers, or its shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, inclusive of interest, net of taxes and net of up to $1.5 million in interest income on the Trust Account balance previously released to fund working capital requirements, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering, approximately $7.90 per share. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Account, including the deferred portion of the underwriters’ discount) has been classified as Common Stock subject to possible conversion in the accompanying financial statements.
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
     Basis of Presentation — As of June 30, 2008 the Company earned $1,124,605 of interest from the trust for operating expenses (excluding $166,751 of interest earned and used to pay taxes). The remaining trust interest available for operating expenses will be $375,395. Since inception to June 30, 2008 the Company has incurred $1,619,543 of operating expenses (excluding taxes) of which $675,498 was payable as of June 30, 2008. The Company had cash available at June 30, 2008 of $163,629 and, together with interest of $375,395 expected to be earned from the trust, will have a total of $539,024 available for operating expenses. Therefore, at June 30, 2008, the Company has incurred liabilities which exceed cash available and interest to be earned. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders.
     Cash and cash equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. At June 30, 2008, cash includes unrestricted cash of $98,357 in the trust fund.

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
          The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $713,000 for deferred expenses and $56,000 for net operating loss carryforwards. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a full valuation allowance against this deferred tax asset.
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
          Net Loss Per Share — Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering. The 12,355,000 warrants outstanding as of June 30, 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive.
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
          Fair Value Measurements — The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.
     In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
          The Company sold to Pali Capital, Inc. (“Pali”), as representatives of the underwriters, for $100, an option to purchase up to a total of 700,000 Units, exercisable at $10.00 per Unit. The Units issuable upon the exercise of this option are identical to those sold in the Offering. This option may be exercised on a cashless basis, commencing on the later of the consummation of a Business Combination and one year from the date of the effectiveness of the Offering and expiring five years from the date of the effectiveness of the Offering. The estimated fair value of this option is approximately $2,207,000, or $3.15 per Unit, using a Black-Scholes option-pricing model. The fair value of the purchase option granted is estimated as of the date of the grant using the following assumptions: (1) expected volatility of 45.2%, (2) risk-free discount rate of 4.95%, (3) expected life of five years and (4) dividend rate of zero. The volatility is based on the average five year daily volatility of the 20 smallest (by market capitalization) media companies in the Russell 2000 Index. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and automatically dissolves and subsequently liquidates the Trust Account, the option will become worthless.
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

However, such Initial Stockholders have elected to receive $6,400 per month instead. For the three months ended June 30, 2008, the Company has incurred $19,200 and for the six months ended June 30, 2008, $38,400 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations. For the period from May 1, 2007 (inception) through June 30, 2008, the Company has incurred $54,297 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations.
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
     Up to an aggregate of $1,500,000 of interest earned on the Trust Account balance may be released to us to fund working capital requirements and additional amounts may be released to us as necessary to satisfy tax obligations. This interest will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the six month period ended June 30, 2008, approximately $804,000 of the net interest income was earned on the Trust Account. For the period from May 1, 2007 (inception) through June 30, 2008, approximately $1,292,000 of net interest income was earned on the Trust Account.
     If we are unable to find a suitable target business by October 17, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering. Additionally, if third parties make claims against us, the initial public offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Results of Operations
     For the six months ended June 30, 2008, we have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our Trust Account which we invested mainly in a New York Tax Free Money Market.
     Net loss for the three month period ended June 30, 2008 was $(331,519) and consisted of interest income of approximately $336,100 earned predominantly on the trust account, offset by a $34,040 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $633,600 of general and administrative expenses (primarily attributable to $487,500 of due diligence expenses related to potential acquisitions, $48,000 of legal and accounting expenses, $32,000 of insurance expense, $19,200 of fees for a monthly administrative services agreement and approximately $19,800 of travel and business expenses).
     Net loss for the six month period ended June 30, 2008 was $(714,598) and consisted of interest income of approximately $806,100 earned predominantly on the trust account, offset by a $78,080 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $1,442,500 of general and administrative expenses (primarily attributable to $1,125,000 of due diligence expenses related to potential acquisitions, $133,000 of legal and accounting expenses, $57,700 of insurance expense, $38,400 of fees for a monthly administrative services agreement and approximately $34,500 of travel and business expenses).
     For the period from May 1, 2007 (inception) to June 30, 2008, we had a net loss of $(524,502) consisting of $1,294,456 of interest income, less $(1,816,294) of formation and operating expenses and interest expense of (2,664). The main components of the formation and operating expenses include $1,125,000 of due diligence expenses related to potential acquisitions, $196,750 of New York State, New York City, and Delaware Franchise and Capital Taxes, approximately $75,000 of travel and business expense, $219,000 of legal and accounting fees.
     Interest income in the first half of 2008 was primarily earned on the net proceeds from our initial public offering which was placed in a Trust Account.
Liquidity and Capital Resources
     $80,978,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ fees were deposited in trust, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,500,000) in excess of funds required to pay taxes, to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.
     We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance expenses associated with the acquisition or the operations of the target business. We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At June 30, 2008, we had cash outside of the trust fund of $65,272 and unrestricted cash of $98,357 in the trust fund and other current assets of $163,549 and total liabilities of $3,957,098 (including $3,281,600 of deferred underwriting fees). Future interest generated by the trust of $375,395 will be available to the Company.
     As of June 30, 2008 the Company earned $1,124,605 of interest from the trust for operating expenses (excluding $166,751 of interest earned and used to pay taxes). The remaining trust interest available for operating expenses will be $375,395. Pursuant to the Investment Management Trust Agreement between the Company and the Trustee, the Company is permitted to spend up to $1.5 million of interest from the trust for operating expenses. Since inception to June 30, 2008 the Company has incurred $1,619,543 of operating expenses (excluding taxes) of which $675,498 was payable as of June 30, 2008. The Company had cash available at June 30, 2008 of $163,629 and, together with interest of $375,395 expected to be earned from the trust, will have a total of $539,024 available for operating expenses. Therefore, at June 30, 2008, the Company has incurred liabilities which exceed cash available and interest to be earned. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders.
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
     As of June 30, 2008, we had total unrestricted cash of $163,629. Until the initial public offering, our only source of liquidity was a loan made by a member of management. This loan plus interest was repaid on December 12, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses. Our other liabilities are all related to costs associated with our initial public offering and other administrative items.
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
     As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes as of June 30, 2008 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Dated: August 14, 2008
TM ENTERTAINMENT AND MEDIA, INC.

By:	/s/ Theodore S. Green
Name:	Theodore S. Green
Title:	Chairman, Co-Chief Executive Officer and Interim Chief Financial Officer