Form 10-Q
period 2008-09-30
TM Entertainment & Media, Inc.
filed 2008-11-14
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33746
TM ENTERTAINMENT AND MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8951489

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

307 East 87th Street, New York, NY	10128

(Address of principal executive offices)	(Zip Code)
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
Yes ☑      No ☐
As of September 30, 2008, 12,505,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$448,255	$465,373
Prepaid expenses	122,861	199,930

Total current assets	571,116	665,303

Cash held in trust — restricted	80,978,800	80,978,800

Total assets	$81,549,916	$81,644,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$837,919	$299,025

Total current liabilities	837,919	299,025

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	4,119,519	3,580,625

Commitments

Common stock, subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542

Stockholders’ equity
Preferred stock — 1,000,000 shares authorized, $.001 par value, none outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit) retained earnings accumulated during the development stage	(442,985)	190,096

Total stockholders’ equity	53,144,855	53,777,936

Total liabilities and stockholders’ equity	$81,549,916	$81,644,103

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations
(unaudited)

				For the Period	For the
	For the	For the		From	Period from May
	Three Months	Three Months		May 1, 2007	1, 2007
	Ended	Ended	For the	(Inception)	(Inception) to
	September 30,	September 30,	Nine Months Ended	to September	September 30,
	2008	2007	September 30, 2008	30, 2007	2008
Formation and operating expenses	$(340,071)	$(3,095)	$(1,860,768)	$(30,330)	$(2,156,365)
Interest expense	0	(1,260)	0	(1,822)	(2,664)
Interest income	421,588	15	1,227,687	152	1,716,044

Income (loss) before Taxes	81,517	(4,340)	(633,081)	(32,000)	(442,985)
Income taxes	0		0	0	0

Net Income (loss)	$81,517	$(4,340)	$(633,081)	$(32,000)	$(442,985)

Net loss per share
Basic and diluted	$0.01	$(0.00)	$(0.05)	$(0.01)

Pro forma diluted	$0.01	$(0.00)	$(0.05)	$(0.01)

Weighted average shares outstanding
Basic and diluted	12,505,000	2,250,000	12,505,000	2,250,000

Pro forma diluted	15,663,054	2,250,000	12,505,000	2,250,000
The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

	For the Period from May 1, 2007 (inception) to September 30, 2008
				(Deficit)
				Retained Earnings
				Accumulated
	Common	Common	Additional	During
	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to initial stockholders on May 1, 2007 at$.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) Including 3,075,475 shares subject to possible Conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net Income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Net loss for the nine months ended September 30, 2008				(633,081)	(633,081)

Balance at September 30, 2008 (unaudited)	$12,505,000	$12,505	$53,575,335	$(442,985)	$53,144,855

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Cash Flows
(unaudited)

		For the Period From	For the Period from
	For the Nine Months Ended	May 1, 2007 (Inception)	May 1, 2007 (Inception)
	September 30, 2008	to September 30, 2007	to September 30, 2008
Cash flows from operating activities
Net loss	$(633,081)	$(32,000)	$(442,985)
(Increase) decrease in prepaid expenses	77,069	0	(122,861)
Increase in accounts payable and accrued liabilities	538,894	10,795	837,919

Increase in notes payable		0

Net cash provided by operating activities	(17,118)	(21,205)	272,073

Cash flows from investing activities
Cash placed in Trust	0	0	(80,978,800)

Net cash used in investing activities	0	0	(80,978,800)

Cash flows from financing activities
Proceeds from sale of shares of common stock to Initial Stockholders	0	25,000	25,000
Proceeds from sale of units to public	0	0	82,040,000
Proceeds from private placement of warrants	0	0	2,100,000
Proceeds from note payable to Initial Stockholder	0	100,000	100,000
Proceeds from sale of underwriters’ purchase option	0	0	100
Payment of deferred offering costs	0	(97,556)	(3,110,118)

Net cash provided by (used in) financing activities	0	27,444	81,154,982

Net increase (decrease) in cash	(17,118)	6,239	448,255
Cash at beginning of period	465,373	—	—

Cash at end of period	$448,255	$6,239	$448,255

Supplemental disclosure:
Taxes paid	$204,668	$—	$204,668
Supplemental disclosure of non cash financing activities

Accrual of deferred underwriting fee	$—	$—	$3,261,600
Accrual of deferred offering costs	$—	$230,823	$—
The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Condensed Financial Statements (unaudited)
1. Basis of Reporting
          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of TM Entertainment and Media, Inc. (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 28, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financials statements.
2.  Organization and Business Operations
          The Company was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
          At September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company’s formation and the initial public offering (the “Offering”) described below. The Company has selected December 31 as its fiscal year-end.
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
          Basis of Presentation — As of September 30, 2008 the Company withdrew $1,423,312 of interest from the trust for operating expenses (excluding $204,688 of interest earned and used to pay taxes). The remaining trust interest available for operating expenses will be $76,688. Since inception to September 30, 2008 the Company has incurred $1,753,841 of operating expenses (excluding taxes) of which $645,019 was payable as of September 30, 2008. The Company had cash available at September 30, 2008 of $448,255 and, together with interest of $76,688 expected to be earned from the trust, will have a total of $524,942 available for operating expenses. Therefore, at September 30, 2008, the Company has incurred liabilities which exceed cash available and interest to be earned. The Company expects to incur additional costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. Accordingly the Company may not continue as a going concern.
          Cash and cash equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. At September 30, 2008, cash includes unrestricted cash of $234,386 in the trust fund.

          Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. The Company’s Money Market account is currently guaranteed by the U.S. Department of Treasury through December 18, 2008.
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
          The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $824,000 for deferred expenses and $146,000 for net operating loss carryforwards. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a full valuation allowance against this deferred tax asset.
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
          Net Loss Per Share — Basic and diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
           The Company’s 12,355,000 outstanding warrants which are contingently exercisable on the later of (i) the completion of a business combination or (ii) one year after consummation of the Company’s initial public offering, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are presented in the proforma diluted EPS.
           Proforma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. The 12,355,000 warrants outstanding for the nine-months ending September 30, 2008 were not included in the computation of pro-forma dilutive loss per share because the net effect would have been anti-dilutive.
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
          Fair Value Measurements – The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.
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
          In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial statements.
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
4.   Related Party Transactions
          The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. Such Initial Stockholders, affiliate or third party has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the three months ended September 30, 2008, the Company has incurred $19,200 and for the nine months ended September 30, 2008, $57,600 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations. For the period from May 1, 2007 (inception) through September 30, 2008, the Company has incurred $73.497 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations.
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
          Up to an aggregate of $1,500,000 of interest earned on the Trust Account balance may be released to us to fund working capital requirements and additional amounts may be released to us as necessary to satisfy tax obligations. This interest will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the nine month period ended September 30, 2008, approximately $1,224,614 of the net interest income was earned on the Trust Account. For the period from May 1, 2007 (inception) through September 30, 2008, approximately $1,712,386 of net interest income was earned on the Trust Account.
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

Results of Operations
          For the nine months ended September 30, 2008, we have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our Trust Account which we invested mainly in a New York Tax Free Money Market.
          Net income for the three month period ended September 30, 2008 was $81,517 and consisted of interest income of approximately $421,600 earned predominantly on the trust account, offset by a $205,774 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $124,297 of general and administrative expenses (primarily attributable to $57,300 of legal and accounting expenses, $29,000 of insurance expense, $19,200 of fees for a monthly administrative services agreement and approximately $17,700 of travel and business expenses).
          Net loss for the nine month period ended September 30, 2008 was $(633,081 and consisted of interest income of approximately $1,227,700 earned predominantly on the trust account, offset by a $283,854 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $1,576,914 of general and administrative expenses (primarily attributable to $1,121,300 of due diligence expenses related to potential acquisitions, $190,300 of legal and accounting expenses, $86,700 of insurance expense, $57,600 of fees for a monthly administrative services agreement and approximately $52,200 of travel and business expenses).
          For the period from May 1, 2007 (inception) to September 30, 2008, we had a net loss of $(442,985) consisting of $1,716,044 of interest income, less $2,156,365 of formation and operating expenses and interest expense of $2,664. The main components of the formation and operating expenses include $1,121,300 of due diligence expenses related to potential acquisitions, $402,524 of New York State, New York City, and Delaware Franchise and Capital Taxes, approximately $92,800 of travel and business expense, $276,500 of legal and accounting fees.
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
          We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance expenses associated with the acquisition or the operations of the target business. We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At September 30, 2008, we had cash outside of the trust fund of $213,869 and unrestricted cash of $234,386 in the trust fund and other current assets of $122,861 and total liabilities of $4,119,519 (including $3,281,600 of deferred underwriting fees and $192,900 of taxes payable). Future interest generated by the trust of $76,687 will be available to the Company for operating purposes.
          As of September 30, 2008 the Company withdrew $1,423,312 of interest from the trust for operating expenses (excluding $204,688 of interest earned and used to pay taxes). The remaining trust interest available for operating expenses will be $76,687. Pursuant to the Investment Management Trust Agreement between the Company and the Trustee, the Company is permitted to spend up to $1.5 million of interest from the trust for operating expenses. Since inception to September 30, 2008 the Company has incurred $1,753,841 of operating expenses

(excluding taxes of $402,524) of which $645,019 was payable as of September 30, 2008. The Company had cash available at September 30, 2008 of $448,255 and, together with interest of $76,687 expected to be earned from the trust, will have a total of $524,942 available for operating expenses. Therefore, at September 30, 2008, the Company has incurred liabilities which exceed cash available and interest to be earned. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. Accordingly the Company may not continue as a going concern.
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
          As of September 30, 2008, we had total unrestricted cash of $448,255. Until the initial public offering, our only source of liquidity was a loan made by a member of management. This loan plus interest was repaid on December 12, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses. Our other liabilities are all related to costs associated with our initial public offering and other administrative items.
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
          Business Combinations—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are currently evaluating the impact of SFAS 141(R) on the financial statements.
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
          In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157, FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the Trust Account. Since the funds held in our Trust Account have been invested in only municipal bonds, and municipal notes, including tax and revenue authorization notes, tax anticipation notes, with maturities of 397 days or less and a dollar-weighted average portfolio maturity of 90 days or less, we are subject to market risk primarily through the effect of changes in interest rates and government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of Disclosure Controls and Procedures
          We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Theodore S. Green and Malcolm Bird, our Co-Chief Executive Officers, participated in this evaluation. Based upon that evaluation, Messrs. Green and Bird concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Control over Financial Reporting
          This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
          As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes as of September 30, 2008 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Dated: November 12, 2008

TM ENTERTAINMENT AND MEDIA, INC.
By:	/s/ Theodore S. Green
Name:	Theodore S. Green
Title:	Chairman, Co-Chief Executive Officer and Interim Chief Financial Officer