Form 10-K
period 2008-12-31
TM Entertainment & Media, Inc.
filed 2009-03-31
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33746
TM ENTERTAINMENT AND MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-8951489 (I.R.S. Employer Identification No.)
307 East 87th Street
New York, NY 10128
(212) 289-6942
(Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Issuer’s Revenues for the fiscal period ended December 31, 2008 were $0.
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales per price for the registrant’s common stock on June 30, 2008, as reported on the NYSE Amex on such date, was approximately $74,964,050.
As of March 30, 2009, 12,505,000 shares of the Issuer’s common stock, par value $0.001, were outstanding.
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
General.
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

Sources of target businesses.
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
Selection of a target business and structuring of a business combination.
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
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we are entitled to have released to us for the purpose of, among other things, covering such costs up to $1.5 million of interest earned on the funds, the trust account as discussed elsewhere herein, we have received the full amount allowed and accordingly we may need to borrow funds from our initial stockholder to operate. Our initial stockholders are under no obligation to advance funds to us.
Fair market value of target business.
The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be at least 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to our stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Such investment banking firm will be a member of the National Association of Securities Dealers, Inc. reasonably acceptable to the representative of the underwriters, and our stockholders may or may not be entitled to rely on such opinion, depending on circumstances at the time. While we will consider whether such an opinion may be relied on by our stockholders, it will not be dispositive as to which investment bank we seek a fairness opinion from. Other factors contributing to such a determination are expected to include, among others: reputation of the independent investment bank, specifically their knowledge in our particular industry, timing and cost of providing the opinion.

Lack of business diversification.
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
Limited ability to evaluate the target business’ management.
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

Opportunity for stockholder approval of business combination.
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
Conversion rights.
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
Liquidation if no business combination.
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
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 17, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, except for the independent accountants, and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure our stockholders of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $7.90 due to claims or potential claims of creditors.
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

Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 59 blank check companies that have completed initial public offerings in the United States that have not announced or completed a business combination with more than $12.4 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:
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
We may not have sufficient funds to continue operations. We may not continue as a going concern.
As of December 31, 2008, we have received the full amount of $1.5 million of interest earned on the funds in the trust account which we were entitled for the purpose of paying operation expenses (excluding $445,924 of interest earned and used to pay taxes) to and completing our initial business combination, substantially all of which has been spent. Since inception to December 31, 2008 the Company has incurred $1,829,561 of operating expenses (excluding taxes) of which $398,002 was payable as of December 31, 2008. The Company had cash available at December 31, 2008 of $159,689 for operating expenses. Therefore, at December 31, 2008, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional costs in pursuit of its acquisition plans and we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. We are seeking to obtain deferrals of payables from our vendors, including professional advisors, except for the independent accountants. We may also need to borrow funds from our initial stockholders. Our vendors and professional advisors are under no obligation to defer payment and our initial stockholders are under no obligation to advance funds to us. Accordingly, the Company may not continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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
Since 2003, based upon publicly available information, approximately 161 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 64 companies have consummated a business combination, while 17 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 38 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 59 blank check companies with more than $12.4 billion in trust that are seeking to carry out a business plan similar to our business plan. Of these, there are 8 blank check companies which collectively have more than $1.3 billion in trust that are focused on the entertainment, media, digital and communications industries. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods.
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
The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the NYSE Amex, a national securities exchange. We cannot assure our stockholders that our securities will continue to be listed on the NYSE Amex in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Amex will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time.
If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 81 of the 161 blank check companies that have gone public in the United States since 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

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
Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Amex under the symbol “TMI.U.” On November 14, 2007, the common stock and warrants included in the units began to trade separately. Those units not separated will continue to trade on the NYSE Amex under the symbol “TMI.U,” and each of the common stock and warrants trade on the NYSE Amex under the symbols “TMI” and “TMI.WS,” respectively.
Each warrant entitles the holder to purchase one share of our common stock at a price of $5.50. Each warrant will become exercisable only on our completion of a business combination and will expire on October 17, 2011, or earlier upon redemption.
The following table sets forth, for each quarter of the fiscal year ended December 31, 2008 and for a portion of the fourth quarter of the fiscal year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the NYSE Amex. Prior to October 17, 2007, there was no established trading market for our securities.

	TMI/U		TMI		TMI/WS
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

Year Ended December 31, 2008:	$7.89	$6.81	$7.52	$6.87	$0.68	$0.01

First Quarter	7.89	7.47	7.33	7.10	0.68	0.38

Second Quarter	7.80	7.41	7.40	7.13	0.50	0.35

Third Quarter	7.75	7.00	7.52	7.20	0.51	0.20

Fourth Quarter	7.45	6.81	7.31	6.87	0.29	0.01

Year Ended December 31, 2007:

Fourth Quarter[1]	$8.04	$7.81	$7.34	$7.20	$0.74	$0.65

[1]	Our units began trading on October 17, 2007. The common stock and warrants did not begin separate trading until November 14, 2007.
Holders of Common Equity
On December 31, 2008 there was one (1) holder of record of our units, five (5) holders of record of our warrants and seven (7) holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
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
On October 17, 2007, we consummated the sale to the representatives of the underwriters, for $100, of an option to purchase up to a total of an aggregate of 700,000 units. This option is exercisable at $10.00 per unit. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-I (File No. 333-143856).
ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes the relevant financial data for our business and should be read with our financial statements which are included in this report.

		For the period from	For the period
	For the year	May 1, 2007	May 1, 2007
	ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
Statement of Operations Data	2008	2007	2008

Statement of Operations Data
Formation and operating expenses	$(1,993,784)	$(295,598)	$(2,289,382)
Interest expense	—	(2,664)	(2,664)
Interest income	1,618,677	488,358	2,107,035

(Loss) income before taxes	(375,107)	190,096	(185,011)
Income tax	—	—	—

Net (loss) income	$(375,107)	$190,096	$(185,011)

Net (loss) income per share
Basic	$(0.03)	$0.04

Diluted — Pro-forma	$(0.03)	$0.03

Weighted average shares outstanding:
Basic	12,505,000	5,389,286

Diluted — Pro-forma	12,505,000	6,306,169

	December 31,	December 31,
Balance Sheet Data	2008	2007

Working capital (deficit)(excluding cash held in the trust account for taxes)	$(165,098)	$366,278
Total assets	81,384,534	81,644,103
Total liabilities (excluding deferred underwriting fees held in the trust account)	414,563	299,025
Common stock, subject to possible conversion of 3,075,475 shares (including interest income)	24,327,678	24,285,542
Total stockholders’ equity	53,360,693	53,777,936
The total assets amount includes $81,119,299 at December 31, 2008 and $80,978,800 at December 31, 2007 being held in the trust account, which will be available (less taxes paid) only upon the consummation of a business combination within the time period described in this Form 10-K. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public shareholders.
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
On October 17, 2007, our initial public offering of 9,000,000 units at $8.00 per unit was declared effective and we sold an additional aggregate 1,255,000 units pursuant to the underwriters’ over-allotment option of the initial public offering. Simultaneously with the consummation of our initial public offering we sold an aggregate of 2,100,000 insider warrants to certain initial shareholders including Theodore S. Green, Malcolm Bird, Jonathan F. Miller and the John W. Hyde Living Trust, at a price of $1.00 per warrant, for an aggregate price of $2,100,000. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis but including the over-allotment, amounted to $82,040,000. After the payment of offering expenses, inclusive of the deferred underwriting fees, the net proceeds to us amounted to $75,748,282.Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.50 commencing the later of the completion of an initial business combination or one year from the effective date of the initial public offering (October 17, 2008) and expiring four years from the effective date of the initial public offering (October 17, 2011). Accordingly, the warrants are currently exercisable by their terms. However, there is not currently an effective registration statement with respect to the exercise of such warrants and accordingly the warrants could not be exercised.

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
Liquidity and Capital Resources
$80,978,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in trust, with the remaining net proceeds being placed in our operating account. We are using the interest income earned on the trust proceeds of $1,500,000 to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.
We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At December 31, 2008, we had cash outside of the trust fund of $159,689 and other current assets of $105,546 and total liabilities of $3,696,163 (including $3,281,600 of deferred underwriting fees). Therefore, at December 31, 2008, the Company has incurred liabilities which exceed cash available. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors, except its independent accountants. The Company may also seek additional financing, including loans from its Initial Stockholders. Accordingly the Company may not be able continue as a going concern.

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
Going Concern
Going concern consideration — As indicated in the accompanying financial statements, at December 31, 2008 the Company had unrestricted cash of $159,689 and $398,793 in accrued expenses exclusive of income taxes payable of $15,770. However, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In addition, there is no assurance that the Company will successfully complete a Business Combination by October 17, 2009. If such business combination is not consummated the Company will be forced to liquidate upon expiration of this time constraint.
As of December 31, 2008 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $445,924 of interest earned and used to pay taxes). Since inception to December 31, 2008 the Company has incurred $1,829,561 of operating expenses (excluding taxes) of which $398,002 was payable as of December 31, 2008. The Company had cash available at December 31, 2008 of $159,689 for operating expenses. Therefore, at December 31, 2008, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
For the year ended December 31, 2008, we had a net loss of $(375,107), excluding $42,736 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of $1,618,677 of interest income earned predominantly on the trust account, less $1,993,784 of formation and operating expenses. The main components of the formation and operating expenses include approximately $1,029,916 of due diligence expenses related to potential acquisitions, $343,024 of New York State, New York City and Delaware Capital and Franchise Taxes, $66,510 of travel and business expense, $153,144 of accounting fees, and $118,692 of legal expense.
For the period from May 1, 2007 (inception) to December 31, 2007, we had a net income of $190,096 consisting of $488,358 of interest income, less $295,598 of formation and operating expenses. The main components of the formation and operating expenses include approximately $118,671 of New York State, New York City, and Delaware Franchise and Capital Taxes, $40,539 of travel and business expense, $45,500 of accounting fees, and $40,646 of legal expense.
Interest income in fiscal 2008 and 2007 was primarily earned on the net proceeds from our initial public offering which was placed in a trust account.
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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 — Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 beginning in the first quarter of fiscal year 2008 and the adoption of SFAS 157 did not have a material impact to its consolidated results of operations and financial position.
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
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. FASB 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company did not have certain financial instruments to elect fair value accounting; therefore, the adoption of SFAS 159 did not have an impact on the Company’s financial statements.
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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”). Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity used derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption FSP EITF 03-6-1 on its results of operations.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are included in this annual report on Form 10-K as pages F-1 through F-14.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of Messrs. Green and Bird, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls over Financial Reporting
As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes during the quarter ended December 31, 2008 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers.
Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of December 31, 2008:

Name	Age	Position
Theodore S. Green	56	Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and Director
Malcolm Bird	41	Co-Chief Executive Officer and Director
John W. Hyde	67	Director
Jonathan F. Miller	52	Director
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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. However, since we did not hold an annual meeting in 2008, the term of office of the first class of directors, consisting of Mr. Miller, will expire at our next annual meeting of stockholders and be renewed for a two-year term. The term of office of the second class of directors, consisting of Mr. Bird, will expire at the next annual meeting. The term of the third class of directors, consisting of Mr. Green and Mr. Hyde, will expire at the second annual meeting.
Prior Involvement of Principals in Blank Check Companies
None of our directors or officers has been or currently is a principal of, or affiliated with, entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
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
Committees of the Board of Directors
Nominating Committee.
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
Compensation Committee.
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
Audit Committee.
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

Financial Experts on Audit Committee
The audit committee currently consists of Messrs. Green, Miller and Hyde. Within one year from our initial public offering, this committee was to be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. To date, not all of the committee members are independent. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
In addition, we must certify within one year from the date of our initial public offering to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors intends to appoint an additional director who satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC or nominate such additional director for election at our next annual meeting at which directors are elected.
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
Other than the securities described in Item 12 appearing below in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” none of our officers or our directors has received any of our equity securities.
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

	Amount and	Approximate Percentage
	Nature of Beneficial	of Outstanding
Name of Beneficial Owner	Ownership	Common Stock

Theodore S. Green(1)(2)	1,237,500	9.9%

Malcolm Bird(1)	787,500	6.3%

Jonathan F. Miller(1)	112,500	1.0%

John W. Hyde(1) (3)	112,500	1.0%

QVT Financial LP(4)	1,035,800	8.28%

Millenco LLC(5)	971,201	7.77%

HBK Investments L.P.(6)	942,453	7.54%

Bulldog Investors(7)	2,340,350	18.72%

Platinum Partners Value Arbitrage Fund, LP.(8)	722,949	5.78%

Aldebaran Investments LLC(9)	728,750	5.83%

Citigroup Global Markets Inc.(10)	818,080	6.54%

All directors and executive officers as a group (4 individuals)	2,250,000	17.99%

[1]	The business address of each of the individuals is c/o TM Entertainment and Media, Inc., 307 East 87th Street, New York, NY 10128.

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

[4]
Based on a Schedule 13G/A filed on February 6, 2009 with the SEC jointly on behalf of QVT Financial LP (“QVT Financial”), QVT Financial GP LLC (the “LLC”), QVT Fund LP (the “Fund”), and QVT Associates GP LLC (“Associates”). QVT Financial is the investment manager for the Fund, which beneficially owns 856,490 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 93,403 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 85,907 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,035,800 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. The LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. Associates, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, Associates may be deemed to be the beneficial owner of an aggregate amount of 949,893 shares of Common Stock. Each of QVT Financial and the LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund, Quintessence and the Separate Account. The LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.

[5]	Based on a Schedule 13G filed on February 14, 2008 with the SEC on behalf of Millenco LLC, Millennium Management LLC, and Israel A. Englander.

[6]
Based on a Schedule 13G/A filed on February 5, 2009 with the SEC on behalf of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P. and HBK Special Opportunity Fund I L.P.

[7]
Based on a Schedule 13D/A filed on March 16, 2009 with the SEC jointly on behalf of Bulldog Investors, Phillip Goldstein and Andrew Dakos (collectively, “Bulldog”). Bulldog has sole voting power over 1,691,389 shares of Common Stock, shared voting power over 648,961 shares of Common Stock and sole dispositive power over 2,340,350 shares of Common Stock.

[8]	Based on a Schedule 13G filed on September 22, 2008 with the SEC on behalf of Platinum Partners Value Arbitrage Fund, LP.

[9]	Based on a Schedule 13G filed on February 17, 2009 with the SEC on behalf of Aldebaran Investments LLC.

[10]	Based on a Schedule 13G filed on February 12, 2008 with the SEC on behalf of Citigroup Global Markets Inc., Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc. and Citigroup Inc.
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
Director Independence
Beginning one year after our initial public offering, the NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Upon consummation of our initial public offering, Mr. Miller and Mr. Hyde became our independent directors.
We intend to expand our Board to include an additional director who will be independent for this purpose. Such person will be elected by the Board or be nominated at our next annual meeting at which directors are elected.
Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors (to the extent that we have any).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
From October 17, 2007 to January 8, 2008, GGK acted as our independent registered public accounting firm. On January 8, 2008, we dismissed Goldstein Golub Kessler LLP (“GGK”) and engaged Eisner LLP (“Eisner”) as our new independent registered public accounting firm. The following is a summary of fees paid to GGK and Eisner for services rendered:
Audit Fees
The aggregate fees billed for professional services rendered by GGK for the period ended December 31, 2007 for (a) the audit of our financial statements dated as of October 23, 2007 and filed on our current report on Form 8-K on October 29, 2007 and (b) reviews of SEC filings amounted to approximately $47,500.
The aggregate fees incurred for professional services rendered by Eisner for (a) the audit of our annual financial statements and (b) the review of quarterly financial statements, amounted to approximately $40,000 for the period ended December 31, 2007, and $60,000 for the year ended December 31, 2008.
Audit-Related Fees
We did not receive audit-related services that are not reported as Audit Fees for the fiscal period ended December 31, 2007 and the year ended December 31, 2008.
Tax Fees
During the year ended December 31, 2008 and the period ended December 31, 2007, we did not pay any fees to Eisner or GGK related to tax compliance and advice.
All Other Fees
For the year ended December 31, 2008 we engaged Eisner and its affiliate to perform financial due diligence in regard to a potential acquisition. Fees of $121,835 were paid to Eisner and and such affiliate for these services. We did not receive products and services from Eisner or GGK other than those discussed above, for the year ended December 31, 2008 or the period ended December 31, 2007.

Pre-Approval Policy
The audit committee pre-approved all auditing services and permitted non audit-services to be performed for us by Eisner including the fees and terms thereof (subject to the de minimis exceptions for non-audit service described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
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
(b) Exhibits:
We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Form of Underwriting Agreement.[1]

3.1	Form of Amended and Restated Certificate of Incorporation. [3]

3.2	By-laws. [3]

4.1	Specimen Unit Certificate. [3]

4.2	Specimen Common Stock Certificate. [3]

4.3	Specimen Warrant Certificate. [3]

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. [2]

4.5	Form of Unit Purchase Option to be granted to Representative. [2]

10.1	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Theodore S. Green. [4]

10.2	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Malcolm Bird. [4]

10.3	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Jonathan F. Miller. [4]

Exhibit No.	Description
10.4	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and John W. Hyde. [2]

10.5	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Sara Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.6	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Blair Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.7	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and the John W. Hyde Living Trust. [2]

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. [4]

10.9	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. [3]

10.10	Form of Administrative Service Agreement among Theodore S. Green, Malcolm Bird and the Registrant. [3]

10.11	Promissory Note issued to Theodore S. Green. [3]

10.12	Form of Registration Rights Agreement among the Registrant and the Stockholders. [3]

10.13	Private Placement Purchase Agreement between the Registrant and Theodore S. Green. [4]

10.14	Private Placement Purchase Agreement between the Registrant and Malcolm Bird. [4]

10.15	Private Placement Purchase Agreement between the Registrant and Jonathan F. Miller.[5]

10.16	Private Placement Purchase Agreement between the Registrant and the John W. Hyde Living Trust.[5]

10.17	Form of Agreement between Theodore S. Green and Malcolm Bird.[5]

14.1	Form of Code of Ethics. [4]

31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter. [3]

99.2	Form of Nominating Committee Charter. [3]

99.3	Form of Compensation Committee Charter.[3]

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on October 12, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on September 11, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on June 18, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on July 27, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on October 10, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
TM Entertainment and Media, Inc.
We have audited the accompanying balance sheets of TM Entertainment and Media, Inc (a development stage company) (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period from May 1, 2007 (inception) through December 31, 2007 and for the period from May 1, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits include consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from May 1, 2007 (inception) through December 31, 2007 and for the period from May 1, 2007 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 24 months of the Company’s initial public offering. The possibility of such business combination not being consummated within the required time raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP Eisner LLP
New York, New York
March 31, 2009

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Balance Sheet

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$159,689	$465,373
Cash held in trust available for taxes	15,770	—
Prepaid expenses	89,776	199,930

Total current assets	265,235	665,303

Cash held in trust — restricted	81,119,299	80,978,800

Total assets	$81,384,534	$81,644,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414,563	$299,025

Total current liabilities	414,563	299,025

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	3,696,163	3,580,625

Commitments and contingencies

Common stock, subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542

Interest income attributable to common stock, subject to possible conversion (net of taxes of $4,731 and $0 respectively)	42,136	—

Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized,$.001 par value, none outstanding	—	—
Common stock — 40,000,000 authorized,$.001 par value, 12,505,000 outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit) retained earnings accumulated during the development stage	(227,147)	190,096

Total stockholders’ equity	53,360,693	53,777,936

Total liabilities and stockholders’ equity	$81,384,534	$81,644,103

The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statements of Operations

		For the period	For the period
	For the year	May 1, 2007	May 1, 2007
	ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Formation and operating expenses	$(1,993,784)	$(295,598)	$(2,289,382)
Interest expense	—	(2,664)	(2,664)
Interest income	1,618,677	488,358	2,107,035

(Loss) income before taxes	(375,107)	190,096	(185,011)
Income taxes	—	—	—

Net (loss) income	(375,107)	190,096	(185,011)
Less: interest attributable to common stock subject to possible conversion (net of taxes of $4,731, $0 and $4,731 respectively)	(42,136)	—	(42,136)

Net (loss) income attributable to common stock not subject to possible conversion	$(417,243)	$190,096	$(227,147)

Net (loss) income per share:
Basic	$(0.03)	$0.04

Diluted	$(0.03)	$0.03

Weighted average shares outstanding:
Basic	12,505,000	5,389,286

Diluted — Pro-forma	12,505,000	6,306,169

Weighted average shares outstanding subject to possible conversion:	3,075,475	941,472

Net (loss) income per share attributable to common stock not subject to possible conversion:
Basic	$(0.04)	$0.04

Diluted — Pro-forma	$(0.04)	$0.02

The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statements of Stockholders’ Equity

				(Deficit)
				Retained
				Earnings
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to initial stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) Including 3,075,475 shares subject to possible Conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net Income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Accretion of trust fund relating to common stock subject to possible conversion (net of taxes of $4,731)				(42,136)

Net loss for the year ended December 31, 2008				(375,107)	(375,107)

Balance at December 31, 2008	12,505,000	$12,505	$53,575,335	$(227,147)	$53,360,693

The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Statements of Cash Flows

		For the period	For the period
	For the year	May 1, 2007	May 1, 2007
	ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash flows from operating activities:
Net (loss) income	$(375,107)	$190,096	$(185,011)
Decrease (increase) in prepaid expenses	110,154	(199,930)	(89,776)
Increase in accounts payable and accrued liabilities	115,538	271,025	414,563

Net cash (used in) provided by operating activities	(149,415)	261,191	139,776

Cash flows from investing activities:
Cash placed in Trust	(140,499)	(80,978,800)	(81,119,299)

Net cash used in investing activities	(140,499)	(80,978,800)	(81,119,299)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to Initial Stockholders	—	25,000	25,000
Proceeds from sale of units to public	—	82,040,000	82,040,000
Proceeds from private placement of warrants	—	2,100,000	2,100,000
Proceeds from note payable to Initial Stockholder	—	100,000	100,000
Repayment of note payable to Initial Stockholder	—	(100,000)	(100,000)
Proceeds from sale of underwriters’ purchase option	—	100	100
Payment of deferred offering costs	—	(2,982,118)	(3,110,118)

Net cash provided by financing activities	—	81,182,982	81,054,982

Net (decrease) increase in cash	(289,914)	465,373	175,459
Cash at beginning of period	465,373	—	—

Cash at end of period	$175,459	$465,373	$175,459

Supplemental disclosure of non cash financing activities:

Accrual of deferred underwriting fee	$—	$3,281,600	$3,281,600
Accrual of deferred offering costs	$—	$28,000	$—
The accompanying notes are an integral part of the financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Financial Statements
1. Organization and Business Operations/Going Concern Considerations
TM Entertainment and Media, Inc. (the “Company”) was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
At December 31, 2008, the Company had not yet commenced any operations. All activity through December 31, 2008 relates to the Company’s formation and the public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.
The registration statement for the Company (described in Note 2) was declared effective October 17, 2007. The Company consummated the Offering on October 23, 2007, and received net proceeds of $77,848,282, including $2,100,000 of proceeds from the private placement (the “Private Placement”) sale of 2,100,000 insider warrants to the officers and directors of the Company, and their affiliates. The insider warrants purchased by these individuals and their affiliates are identical to the warrants underlying the Units sold in the Offering (see Note 3) except that the insider warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that they will not sell or transfer the insider warrants (except in certain cases) until 60 days after the consummation of the Company’s business combination. The sale of the warrants to management will not result in the recognition of any stock-based compensation expense because they were sold above fair market value.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Following the closing of the Offering and Private Placement, $80,978,800, including $3,281,600 of the underwriters’ discount as described in Note 2 has been and continues to be held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged by the Company to assist it in any way in connection with the Company’s search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the Trust Account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).

The remaining net proceeds, initially $100,000, (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,500,000 of interest earned on the Trust Account balance has been released to the Company to fund working capital requirements and additional amounts will be released to the Company as necessary to satisfy income or other tax obligations.
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
The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the initial public offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).
Going concern consideration — As indicated in the accompanying financial statements, at December 31, 2008 the Company had unrestricted cash of $159,689 and $398,793 in accrued expenses exclusive of income taxes payable of $15,770. However, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans which is in excess of its unrestricted cash available at December 31, 2008. In addition, there is no assurance that the Company will successfully complete a Business Combination as required under the terms of the public offering and the Company’s Certificate of Incorporation. If such business combination is not consummated the Company will be forced to liquidate upon expiration of this time constraint.

As of December 31, 2008 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $446,710 of interest earned and used to pay taxes). Since inception to December 31, 2007 the Company has incurred $1,829,561 of operating expenses (excluding taxes) of which $398,793 was payable as of December 31, 2008. The Company had cash available at December 31, 2008 of $159,689 for operating expenses. Therefore, at December 31, 2008, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Cash and cash equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. At December 31, 2008, cash includes unrestricted cash for taxes of $15,770 in the trust fund.
Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. The Company’s Money Market account is currently guaranteed by the U.S. Department of Treasury through April 30, 2009.
Net (Loss) Income Per Share — Basic and diluted net (loss) income per share is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period.
The Company’s 12,355,000 outstanding warrants are contingently exercisable on the completion of a business combination, provided there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are presented in the proforma diluted EPS for the period ended December 31, 2007.
Pro forma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. The 12,355,000 warrants outstanding for the year ended December 31, 2008 were not included in the computation of pro-forma dilutive loss per share because the net effect would have been anti-dilutive.
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
Fair Value Measurements — The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of December 31, 2008 and December 31, 2007.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first quarter of 2008. The Company did not have certain financial instruments to elect at fair value accounting; therefore, the adoption of SFAS 159 did not have an impact on the Company’s financial statements.
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
Recently Issued Accounting Pronouncements, Not Yet Effective
Noncontrolling Interest in Consolidated Financial Statements — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within its required timeframe (prior to October 24, 2009).
Business Combinations — In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. FASB 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

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
3. Related Party Transactions
The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. Such Initial Stockholders, affiliate or third party has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the year ended December 31, 2008, the Company has incurred $76,800 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statements of Operations, of which $44,800 was payable as of December 31, 2008. For the period from May 1, 2007 (inception) through December 31, 2007 the Company has incurred $15,897 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations.

Pursuant to letter agreements which the Initial Stockholders have entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their initial shares upon the Company’s liquidation.
The Company’s officers and directors purchased a total of 2,100,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,100,000) concurrently with the consummation of the Offering pursuant to a private placement agreement with the Company. All of the proceeds received from these initial purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units included in the Offering except that the Insider Warrants may not be called for redemption and the Insider Warrants are exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold above fair market value. The holder of these Insider Warrants will not have any right to any liquidation distributions with respect to shares underlying these warrants if the Company fails to consummate a Business Combination, in which event these warrants will expire worthless.
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
Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2008	2007

Deferred tax benefit	$1,020,000	$116,000
Less: valuation allowance	(1,020,000)	(116,000)

Total	$—	$—

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $1,020,000 for deferred expenses. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.

The effective tax rate differs from the statutory rate of 34% due to state and local taxes and deferred start up costs, an increase in the valuation allowance and permanent differences relating to tax free interest income.
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
5. Common Stock Subject to Possible Redemption
The Company will not proceed with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights. Accordingly, the Company may effect a Business Combination only if stockholders owning less than 29.99% of the shares sold in this Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to 29.99% of the 10,255,000 shares of common stock sold in the Offering, or 3,075,475 shares of common stock, at an initial per-share redemption price of $7.90 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $1,500,000 of interest income released to the Company to fund its working capital), which includes $0.32 per share of deferred underwriting discount and commissions.
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
The dissenting stockholders will receive their proportionate share of the deferred underwriting discounts and commissions and the underwriters will be paid the full amount of the deferred underwriting fees at the time of the consummation of the initial business combination. The Company will be responsible for such payments to both the converting stockholders and underwriters.

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
7. Subsequent Events
In the first quarter of 2009, the Company withdrew $80,770 of interest earned on the funds held in the trust account for the purpose of paying 2008 Franchise taxes and to pay 2009 estimated Franchise and Capital taxes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TM ENTERTAINMENT AND MEDIA, INC.
By:	/s/ Theodore S. Green
	Name:	Theodore S. Green
	Title:	Chairman, Co-Chief Executive Officer and interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Theodore S. Green Theodore S. Green	Chairman, Co-Chief Executive Officer, interim Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	March 31, 2009

/s/ Malcolm Bird	Co-Chief Executive Officer and Director (principal executive officer)	March 31, 2009
Malcolm Bird

	Director	March 31, 2009
Jonathan F. Miller

/s/ John W. Hyde	Director	March 31, 2009
John W. Hyde

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement.[1]

3.1	Form of Amended and Restated Certificate of Incorporation. [3]

3.2	By-laws. [3]

4.1	Specimen Unit Certificate. [3]

4.2	Specimen Common Stock Certificate. [3]

4.3	Specimen Warrant Certificate. [3]

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. [2]

4.5	Form of Unit Purchase Option to be granted to Representative. [2]

10.1	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Theodore S. Green. [4]

10.2	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Malcolm Bird. [4]

10.3	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Jonathan F. Miller. [4]

10.4	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and John W. Hyde. [2]

10.5	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Sara Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.6	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Blair Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.7	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and the John W. Hyde Living Trust. [2]

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. [4]

10.9	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. [3]

10.10	Form of Administrative Service Agreement among Theodore S. Green, Malcolm Bird and the Registrant. [3]

10.11	Promissory Note issued to Theodore S. Green. [3]

10.12	Form of Registration Rights Agreement among the Registrant and the Stockholders. [3]

10.13	Private Placement Purchase Agreement between the Registrant and Theodore S. Green. [4]

10.14	Private Placement Purchase Agreement between the Registrant and Malcolm Bird. [4]

Exhibit No.	Description
10.15	Private Placement Purchase Agreement between the Registrant and Jonathan F. Miller.[5]

10.16	Private Placement Purchase Agreement between the Registrant and the John W. Hyde Living Trust.[5]

10.17	Form of Agreement between Theodore S. Green and Malcolm Bird.[5]

14.1	Form of Code of Ethics. [4]

31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter. [3]

99.2	Form of Nominating Committee Charter. [3]

99.3	Form of Compensation Committee Charter.[3]

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on October 12, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on September 11, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on June 18, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on July 27, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on October 10, 2007.