Form 10-Q
period 2009-03-31
TM Entertainment & Media, Inc.
filed 2009-05-15
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☑ No ☐
As of March 31, 2009, 12,505,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$54,714	$159,689
Cash held in trust available for taxes	8,500	15,770
Prepaid expenses	56,144	89,776

Total current assets	119,358	265,235

Cash held in trust — restricted	81,145,922	81,119,299

Total assets	$81,265,280	$81,384,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (including related parties of $64,000 and $44,800 respectively)	$603,415	$414,563

Total current liabilities	603,415	414,563

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	3,885,015	3,696,163

Commitments and contingencies
Common stock, subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542
Interest income attributable to common stock, subject to possible conversion (net of taxes of $2,250 and $4,731 respectively)	50,120	42,136
Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none issued and outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 issued and outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit) accumulated during the development stage	(543,237)	(227,147)

Total stockholders’ equity	53,044,603	53,360,693

Total liabilities and stockholders’ equity	$81,265,280	$81,384,534

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations
(unaudited)

			For the Period
	For the Three	For the Three	from May 1, 2007
	Months Ended	Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Formation and operating expenses	$(408,391)	$(853,050)	$(2,697,773)
Interest expense	—	—	(2,664)
Interest income	100,285	469,970	2,207,320

(Loss) before taxes	(308,106)	(383,080)	(493,117)
Income taxes	—	—	—

Net (loss)	(308,106)	(383,080)	(493,117)

Less: interest income attributable to common stock subject to possible conversion (net of taxes of $2,550, $0 and $7,281 respectively)	(7,984)	—	(50,120)

Net (loss) attributable to common stock not subject to possible conversion	$(316,090)	$(383,080)	$(543,237)

Net loss per share:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	12,505,000	12,505,000

Diluted	12,505,000	12,505,000

Weighted average shares outstanding subject to possible conversion	3,075,475	3,075,475

Net (loss) per share attributable to common stock not subject to possible conversion:
Basic	$(0.03)	$(0.04)

Diluted	$0.03)	$(0.04)

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

	For the Period from May 1, 2007 (inception) to March 31, 2009
				(Deficit)
				Retained
				Earnings
				Accumulated
	Common	Common	Additional	During
	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to initial stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses) Including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net Income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Accretion of trust fund relating to common stock subject to possible conversion ( net of taxes of $4,731)				(42,136)	(42,136)
Net loss for the year ended December 31, 2008				(375,107)	(375,107)

Balance at December 31, 2008	12,505,000	12,505	53,575,335	(227,147)	53,360,693

Accretion of trust fund relating to common stock subject to possible conversion ( net of taxes of $2,250)				(7,984)	(7,984)
Net loss for the three months ended March 31, 2009				(308,106)	(308,106)

Balance at March 31, 2009 (unaudited)	12,505,000	$12,505	$53,575,335	$(543,237)	$53,044,603

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Cash Flows
(unaudited)

		For the Three	For the Period from May 1,
	For the Three Months	Months Ended	2007 (inception) to March 31,
	Ended March 31, 2009	March 31, 2008	2009

Cash flows from operating activities:
Net (loss)	$(308,106)	$(383,080)	$(493,117)
Decrease (increase) in prepaid expenses	33,632	8,563	(56,144)
Increase in accounts payable and accrued liabilities	188,852	410,736	603,415

Net cash (used) provided by operating activities	(85,622)	36,219	54,154

Cash flows from investing activities:
Cash placed in Trust	(26,623)	—	(81,145,922)

Net cash used in investing activities	(26,623)	—	(81,145,922)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to Initial Stockholders	—	—	25,000
Proceeds from sale of units to public	—	—	82,040,000
Proceeds from private placement of warrants	—	—	2,100,000
Proceeds from note payable to Initial Stockholder	—	—	100,000
Repayment of note payable to Initial Stockholder	—	—	(100,000)
Proceeds from sale of underwriters’ purchase option	—	—	100
Payment of deferred offering costs	—	—	(3,010,118)

Net cash provided by (used in) financing activities	—	—	81,154,982

Net (decrease) increase in cash	(112,245)	36,219	63,214
Cash at beginning of period	175,459	465,373	—

Cash at end of period	$63,214	$501,592	$63,214

Supplemental disclosure of non cash financing activities

Accrual of deferred underwriting fee	$—	$—	$3,261,600
Accrual of deferred offering costs	$—	$—	$—
The accompanying notes are an integral part of the condensed financial statements.

TMENT AND MEDIA, INC.
(A CM ENTERTAINORPORATION IN THE DEVELOPMENT STAGE)
Notes to Condensed Financial Statements (unaudited)
Basis of Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of TM Entertainment and Media, Inc. (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2008 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 31, 2009. The Condensed Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financials statements.
2. Organization and Business Operations/Going Concern Considerations
The Company was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.
At March 31, 2009, the Company had not yet commenced any operations. All activity through March 31, 2009 relates to the Company’s formation and the public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Following the closing of the Offering and Private Placement, $80,978,800, including $3,281,600 of the underwriters’ discount as described in Note 3 has been and continues to be held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties engaged by the Company to assist it in any way in connection with the Company’s search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with the Company, they will not seek recourse against the Trust Account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).

The remaining net proceeds, initially $100,000, (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, $1,500,000 of interest earned on the Trust Account balance has been released to the Company to fund working capital requirements and additional amounts will be released to the Company as necessary to satisfy income or other tax obligations.
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
With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his, hers, or its shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Proposed Offering, approximately $7.91 per share. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Account, including the deferred portion of the underwriters’ discount) has been classified as common stock subject to possible conversion in the accompanying financial statements.
The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the initial public offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).
Going concern consideration — As indicated in the accompanying financial statements, at March 31, 2009 the Company had unrestricted cash of $54,714 and $594,915 of accounts payable and accrued liabilities exclusive of income taxes payable of $8,500. However, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans which is in excess of its unrestricted cash available at March 31, 2009. In addition, there is no assurance that the Company will successfully complete a Business Combination as required under the terms of the public offering and the Company’s Certificate of Incorporation. If such business combination is not consummated by the Company on or before October 17, 2009, the Company will be forced to liquidate upon expiration of this time constraint.

Through March 31, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $526,335 of interest earned and used to pay taxes). Since inception to March 31, 2009 the Company has incurred $2,174,102 of operating expenses (excluding taxes) of which $594,915 was payable as of March 31, 2009. The Company had cash available at March 31, 2009 of $54,714 for operating expenses. Therefore, at March 31, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. On May 4, 2009, Thoedore S. Green, the Chairman, Co-CEO and interim CFO of the Company, loaned the Company $200,000 (see Note 8). These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Cash and cash equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. At March 31, 2009, cash includes unrestricted cash for taxes of $8,500 in the trust fund.
Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. The Company’s Money Market account is currently guaranteed by the U.S. Department of Treasury through September 18, 2009.
Net (Loss) Income Per Share — Basic and diluted net (loss) income per share is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period.
Pro forma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. The 12,355,000 warrants outstanding for the period ended March 31, 2009 and 2008 were not included in the computation of pro-forma dilutive loss per share because the net effect would have been anti-dilutive.
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
Fair Value Measurements — The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 2009 and December 31, 2008.
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
Recently Issued Accounting Pronouncements
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
On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1. 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.
On April 9, 2009, the FASB simultaneously issued the following three FSPs:
• FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

• FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.
• FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.
These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009. We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.
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

4. Related Party Transactions
The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. Such Initial Stockholders, affiliate or third party has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the three months ended March 31, 2009, the Company has incurred $19,200 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statements of Operations, which was payable as of March 31, 2009. For the period from May 1, 2007 (inception) through March 31, 2009 the Company has incurred $111,897 of expense relating to this agreement which is included in formation and operating expenses in the accompanying Statement of Operations, of which $64,000 was payable as of March 31, 2009.
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
Significant components of the Company’s deferred tax assets are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Deferred tax benefit	$1,200,000	$1,020,000
Less: valuation allowance	(1,200,000)	(1,020,000)

Total	$—	$—

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $1,200,000 for deferred expenses. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.

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
6. Common Stock Subject to Possible Redemption
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
7. Preferred Stock
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

8. Subsequent Events
Acquisition
On May 1, 2009, the Company and privately-held Hong Kong Mandefu Holdings Limited (d/b/a China MediaExpress) (“CME”) entered into a definitive share exchange agreement whereby the Company will acquire 100% of the outstanding equity of CME, subject to approval of the Company’ stockholders. Upon the closing of the transaction, which is anticipated in the third quarter of 2009, the Company will change its name to China MediaExpress Holdings, Inc.
Under the terms of the transaction, the CME’s shareholders will receive 19.5 million newly issued shares of the Company’s common stock and $20.0 million in cash upon the closing of the transaction. CME shareholders may earn up to an additional 15.0 million shares of the Company’s common stock, subject to the achievement of the following net income targets for 2009 — 2011:

Year	Net Income (RMB)	Net Income (US$)[1]	Shares

2009	287.0 million	$42.0 million	1.0 million
2010	570.0 million	$83.5 million	7.0 million
2011	889.0 million	$130.2 million	7.0 million

(1)	Based on exchange rate of 6.83 RMB/USD.
In addition, CME shareholders are entitled to receive up to $20.9 million of the cash proceeds from the exercise of the Company’s publicly held common stock purchase warrants.
CME generates revenue by selling advertisements on its network of television displays installed on express buses originating in nine of China’s regions, including the four municipalities of Beijing, Shanghai, Tianjin and Chongqing and five provinces, namely Guangdong, Jiangsu, Fujian, Sichuan and Hebei.
Loan from Stockholder
On May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000 (the “Loan”) as evidenced by a promissory note issued by the Company (the “Note”). Mr. Green may lend the Company up to an additional $100,000 in his discretion. The principal balance of the Note outstanding is payable on the earlier of (i) October 17, 2009 and (ii) the date on which the Company consummates a business combination as contemplated by its prospectus for its initial public offering. The principal balance of the Note bears interest at a rate of 10% per year, compounded semiannually. The proceeds of the loans were used to fund certain expenses incurred in connection with the proposed transaction with CME and the balance for working capital.
Upon the failure of the Company to repay the Note within 1 business day of when it is due, Mr. Green may declare the entire amount due under the Note due and payable. Upon the filing of a voluntary bankruptcy by the Company or an involuntary bankruptcy which is not dismissed within 60 days, the entire amount due under the Note will automatically become due and payable.
In connection with the Loan, Mr. Green and Mr. Malcolm Bird, a director and Co-CEO of the Company, have entered into an agreement pursuant to which Mr. Bird has agreed to reimburse Mr. Green for 7/18ths of the amount of the Loan and corresponding interest thereon in the event the Company does not consummate a business combination by October 17, 2009 and is dissolved.
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
On May 1, 2009, the Company and privately-held Hong Kong Mandefu Holdings Limited (d/b/a China MediaExpress) (“CME”) entered into a definitive share exchange agreement whereby the Company will acquire 100% of the outstanding equity of CME, subject to approval of shareholder of the Company. Upon the closing of the transaction, which is anticipated in the third quarter of 2009, the Company will change its name to China MediaExpress Holdings, Inc.

Under the terms of the transaction, the CME’s shareholders will receive 19.5 million newly issued shares of the Company’s common stock and $20.0 million in cash upon the closing of the transaction. CME shareholders may earn up to an additional 15.0 million shares of the Company’s common stock, subject to the achievement of the following net income targets for 2009 — 2011:

Year	Net Income (RMB)	Net Income (US$)[1]	Shares

2009	287.0 million	$42.0 million	1.0 million
2010	570.0 million	$83.5 million	7.0 million
2011	889.0 million	$130.2 million	7.0 million

(1)	Based on exchange rate of 6.83 RMB/USD.
In addition, CME shareholders are entitled to receive up to $20.9 million of the cash proceeds from the exercise of the Company’s publicly held common stock purchase warrants.
CME generates revenue by selling advertisements on its network of television displays installed on express buses originating in nine of China’s regions, including the four municipalities of Beijing, Shanghai, Tianjin and Chongqing and five provinces, namely Guangdong, Jiangsu, Fujian, Sichuan and Hebei.
There can be no assurance that the transaction with CME will be approved by the Company’s shareholders or that stockholders owning 30% or more of the shares sold in the Company’s initial public offering will not vote against the approval of the transaction and exercise their conversion rights described in Note 1 to Financial Statements included in this Report on Form 10-Q, in either of which events the transaction with CME will not be consummated.
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
We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. At March 31, 2009, we had cash outside of the trust fund of $54,714 and other current assets of $64,644 and total liabilities of $3,696,163 (including $3,281,600 of deferred underwriting fees). Therefore, at March 31, 2009, the Company has incurred liabilities which exceed cash available. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors, except its independent accountants.
On May 4, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000 (the “Loan”) as evidenced by a promissory note issued by the Company (the “Note”). Mr. Green may lend the Company up to an additional $100,000 in his discretion. The principal balance of the Note outstanding is payable on the earlier of (i) October 17, 2009 and (ii) the date on which the Company consummates a business combination as contemplated by its prospectus for its initial public offering. The principal balance of the Note bears interest at a rate of 10% per year, compounded semiannually. The proceeds of the loans were used to fund certain expenses incurred in connection with the proposed transaction with CME and the balance for working capital.
Upon the failure of the Company to repay the Note within 1 business day of when it is due, Mr. Green may declare the entire amount due under the Note due and payable. Upon the filing of a voluntary bankruptcy by the Company or an involuntary bankruptcy which is not dismissed within 60 days, the entire amount due under the Note will automatically become due and payable.

In connection with the Loan, Mr. Green and Mr. Malcolm Bird, a director and Co-CEO of the Company, have entered into an agreement pursuant to which Mr. Bird has agreed to reimburse Mr. Green for 7/18ths of the amount of the Loan and corresponding interest thereon in the event the Company does not consummate a business combination by October 17, 2009 and is dissolve
The $3,281,600 of the funds attributable to the deferred underwriting discount and commissions in connection with the offering and private placement will be released to the underwriters upon completion of a business combination as such term is defined in our prospectus filed on Form 424B4 on October 18, 2007 with the Securities and Exchange Commission.
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
Going Concern
Going concern consideration — As indicated in the accompanying financial statements, at March 31, 2009, the Company had unrestricted cash of $54,714 (excluding $8,500 available for taxes) and $594,915 in accrued expenses exclusive of income taxes payable of $8,500. However, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. In addition, there is no assurance that the Company will successfully complete a Business Combination by October 17, 2009. If such business combination is not consummated the Company will be forced to liquidate upon expiration of this time constraint.
As of March 31, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $526,335 of interest earned and used to pay taxes). Since inception to March 31, 2009 the Company has incurred $2,174,102 of operating expenses (excluding taxes) of which $594,915 was payable as of March 31, 2009. The Company had cash available at March 31, 2009 of $54,714 for operating expenses. Therefore, at March 31, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. As noted above on May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
Net loss for the three month period ended March 31, 2009 was $(308,106) excluding $7,984 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisted of interest income of approximately $100,000 earned predominantly on the trust account, offset by a $73,500 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $334,891 of general and administrative expenses (primarily attributable to $86,650 of due diligence expenses related to potential acquisitions, $144,200 of legal and accounting expenses, $28,700 of insurance expense, $19,200 of fees for a monthly administrative services agreement and approximately $7,000 of travel and business expenses).

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
For the period from May 1, 2007 (inception) to March 31, 2009, we had a net loss of $(493,117), excluding $50,120 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of $2,207,320 of interest income earned predominantly on the trust account, less $2,697,773 of formation and operating expenses. The main components of the formation and operating expenses include approximately $1,116,500 of due diligence expenses related to potential acquisitions, $535,200 of New York State, New York City and Delaware Capital and Franchise Taxes, $114,000 of travel and business expense, $502,200 of legal and accounting fees.
Interest income in for the three month period ended March 31, 2009, and fiscal 2008 and 2007 was primarily earned on the net proceeds from our initial public offering which was placed in a trust account.
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
Recently Issued Accounting Pronouncements and Their Effect on the Company’s Financial Statement.
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
On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1. 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.
On April 9, 2009, the FASB simultaneously issued the following three FSPs:
• FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.
• FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.
• FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.
These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009. We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

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
ITEM 4T. CONTROLS AND PROCEDURES.
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
As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes as of March 31, 2009 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
None.
ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A. to Part 1 of Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5: OTHER INFORMATION
Not applicable.
ITEM 6: EXHIBITS
(a) Exhibits:

2.1
Share Exchange Agreement, dated as of May 1, 2009, by and among TM Entertainment and Media, Inc., Hong Kong Mandefu Holdings Ltd., Fujian zhong Heng Express Information Technology Co., Ltd., Fujian Fenzhong Media Co., Ltd., Thousand Space Holding Limited, Bright Elite Management Limited, Zheng Cheng, Qung Ping Lin, and Ou Wen Lin.*

10.1	Promissory Note dated May 4, 2009, issued to Theodore S. Green in the principal amount of $300,000.
10.2	Agreement dated May 4, 2009, between Theodore S. Green and Malcolm Bird.
31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2009

TM ENTERTAINMENT AND MEDIA, INC.

By:	/s/ Theodore S. Green

	Name:	Theodore S. Green
	Title:	Chairman, Co-Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

2.1
Share Exchange Agreement, dated as of May 1, 2009, by and among TM Entertainment and Media, Inc., Hong Kong Mandefu Holdings Ltd., Fujian zhong Heng Express Information Technology Co., Ltd., Fujian Fenzhong Media Co., Ltd., Thousand Space Holding Limited, Bright Elite Management Limited, Zheng Cheng, Qung Ping Lin, and Ou Wen Lin.*

10.1	Promissory Note dated May 4, 2009, issued to Theodore S. Green in the principal amount of $300,000.
10.2	Agreement dated May 4, 2009, between Theodore S. Green and Malcolm Bird.
31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.