Form 10-Q
period 2009-06-30
TM Entertainment & Media, Inc.
filed 2009-08-14
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
or

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
As of August 14, 2009, 12,505,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$13,089	$159,689
Cash held in trust available for taxes	—	15,770
Prepaid expenses	37,184	89,776

Total current assets	50,273	265,235

Cash held in trust — restricted	81,134,675	81,119,299

Total assets	$81,184,948	$81,384,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$200,000	$—
Accounts payable and accrued liabilities (including related parties of $86,679 and $46,350 respectively)	896,183	414,563

Total current liabilities	1,096,183	414,563

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	4,377,783	3,696,163

Commitments and contingencies

Common stock, subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542
Interest income attributable to common stock, subject to possible conversion (net of taxes of $0 and $4,731 respectively)	46,747	42,136
Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none issued and outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 issued and outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit) accumulated during the development stage	(1,112,964)	(227,147)

Total stockholders’ equity	52,474,876	53,360,693

Total liabilities and stockholders’ equity	$81,184,948	$81,384,534

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations
(unaudited)

					For the
	For the	For the	For the	For the	Period from
	Three Months	Three Months	Six Months	Six Months	May 1, 2007
	Ended	Ended	Ended	Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Formation and operating expenses	$(617,314)	$(667,647)	$1,025,705)	$1,520,696)	$(3,315,087)
Interest expense	(3,201)	—	(3,201)	—	(5,865)
Interest income	47,415	336,128	147,700	806,098	2,254,735

(Loss) before Taxes	(573,100)	(331,519)	(881,206)	(714,598)	(1,066,217)
Income taxes	—	—	—	—	—

Net (loss)	(573,100)	(331,519)	(881,206)	(714,598)	(1,066,217)

Less: interest attributable to common stock subject to possible conversion (net of taxes of $0, $0, $0, $0 and $0 respectively)	3,373	—	(4,611)	—	(46,747)

Net (loss) attributable to common stock not subject to possible conversion	$(569,727)	$(331,519)	$(885,817)	$(714,598)	$(1,112,964)

Net loss per share:
Basic	$(0.05)	$(0.03)	$(0.07)	$(0.06)

Diluted	$(0.05)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares outstanding:
Basic	12,505,000	12,505,000	12,505,000	12,505,000

Diluted — Pro-forma	12,505,000	12,505,000	12,505,000	12,505,000

Weighted average shares outstanding subject to possible conversion	3,075,475	3,075,475	3,075,475	3,075,475

Net (loss) per share attributable to common stock not subject to possible conversion:
Basic	$(0.06)	$(0.04)	$(0.09)	$(0.08)

Diluted — Pro-forma	$(0.06)	$(0.04)	$(0.09)	$(0.08)

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

	For the Period from May 1, 2007 (inception) to June 30, 2009
				(Deficit)
				Retained
				Earnings
				Accumulated
	Common	Common	Additional	During
	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to initial stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses)
Including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net Income				$190,096	190,096

Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Accretion of trust fund relating to common stock subject to possible conversion ( net of taxes of $4,731)				(42,136)	(42,136)
Net loss for the year ended December 31, 2008				(375,107)	(375,107)

Balance at December 31, 2008	12,505,000	12,505	53,575,335	(227,147)	53,360,693

Accretion of trust fund relating to common stock subject to possible conversion ( net of taxes of $0)				(4,611)	(4,611)
Net loss for the six months ended June 30, 2009				(881,206)	(881,206)

Balance at June 30, 2009 (unaudited)	12,505,000	$12,505	$53,575,335	$(1,112,964)	$52,474,876

The accompanying notes are an integral part of the condensed financial statements.

TM ENTERTAINMENT AND MEDIA, INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Cash Flows
(unaudited)

	For the	For the	For the Period from
	Six Months Ended	Six Months Ended	May 1, 2007 (inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Cash flows from operating activities:
Net (loss)	$(881,206)	$(714,598)	$(1,066,217)
Decrease (increase) in prepaid expenses	52,592	36,381	(37,184)
Increase in accounts payable and accrued liabilities	481,620	376,473	896,183

Net cash used in operating activities	(346,994)	(301,744)	(207,218)

Cash flows from investing activities:
Cash placed in Trust	(15,376)	—	(81,134,675)

Net cash used in investing activities	(15,376)	—	(81,134,675)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to Initial Stockholders	—	—	25,000
Proceeds from sale of units to public	—	—	82,040,000
Proceeds from private placement of warrants	—	—	2,100,000
Proceeds from note payable to Initial Stockholder	200,000	—	300,000
Repayment of note payable to Initial Stockholder	—	—	(100,000)
Proceeds from sale of underwriters’ purchase option	—	—	100
Payment of deferred offering costs	—	—	(3,010,118)

Net cash provided by financing activities	200,000	—	81,354,982

Net (decrease) increase in cash	(162,370)	(301,744)	13,089
Cash at beginning of period	175,459	465,373	—

Cash at end of period	$13,089	$163,629	$13,089

Supplemental disclosure of non cash financing activities

Accrual of deferred underwriting fee	$—	$—	$3,281,600

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
At June 30, 2009, the Company had not yet commenced any operations. All activity through June, 2009 relates to the Company’s formation and the public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.
The registration statement for the Company (described in Note 3) was declared effective October 17, 2007. The Company consummated the Offering on October 23, 2007, and received net proceeds of $77,848,282, including $2,100,000 of proceeds from the private placement (the “Private Placement”) sale of 2,100,000 insider warrants to the officers and directors of the Company, and their affiliates. The insider warrants purchased by these individuals and their affiliates are identical to the warrants underlying the Units sold in the Offering (see Note 3), except that the insider warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that they will not sell or transfer the insider warrants (except in certain cases) until 60 days after the consummation of the Company’s business combination. The sale of the warrants to management will not result in the recognition of any stock-based compensation expense because they were sold above fair market value.
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

Going concern consideration — As indicated in the accompanying financial statements, at June 30, 2009 the Company had unrestricted cash of $13,089 and a note payable of $200,000 and $896,183 of accounts payable and accrued liabilities. Additionally, the Company has incurred and expects to incur additional significant costs in pursuit of its acquisition plans which is in excess of its unrestricted cash available at June 30, 2009. In addition, there is no assurance that the Company will successfully complete a Business Combination as required under the terms of the public offering and the Company’s Certificate of Incorporation. If such business combination is not consummated by the Company on or before October 17, 2009, the Company will be forced to liquidate upon expiration of this time constraint.
Through June 30, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $593,996 of interest earned and used to pay taxes). Since inception to June 30, 2009 the Company has incurred $2,726,956 of operating and interest expenses (excluding taxes) of which $896,183 was payable as of June 30, 2009. The Company had cash available at June 30, 2009 of $13,089 for operating expenses. Therefore, at June 30, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional significant costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. On May 4, 2009, Thoedore S. Green, the Chairman, Co-CEO and interim CFO of the Company, loaned the Company $200,000. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
Basis of Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of TM Entertainment and Media, Inc. (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2008 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 31, 2009. The Condensed Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financials statements.

Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.
Concentration of Credit Risk
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
Pro forma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. The 12,355,000 warrants outstanding for the period ended June 30, 2009 and 2008 were not included in the computation of pro-forma dilutive loss per share because the net effect would have been anti-dilutive.
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
Fair Value Measurements
The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of June 30, 2009 and December 31, 2008.

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
Consideration of Subsequent Events
The Company evaluated all events and transactions occurring after June 30, 2009 through August 14, 2009, the date these condensed financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified. See Note 12 for non-recognizable events identified for disclosure.
Recently Adopted Accounting Pronouncements
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
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and it had no impact on the financial statements except for disclosure of consideration of subsequent events.
3. Recent Accounting Pronouncements, Not Effective
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non authoritative.

4. Initial Public Offering
On October 17, 2007 the Company sold 10,255,000 Units in the Offering at a price of $8.00 per Unit, including 1,255,000 Units of their over-allotment option. Each Unit consists of one share of the Company’s common stock and one redeemable common stock purchase Warrant. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing on the later of the completion of a Business Combination and one year from the effective date of the Offering (October 17, 2007) and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice, while the Warrants are exercisable only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant will not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised, unredeemed and worthless.
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

5. Related Party Transactions
The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. The Initial Stockholders agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the six months ended June 30, 2009, the Company has incurred $38,400 of expense relating to this agreement, which is included in formation and operating expenses in the accompanying Statements of Operations, which was payable as of June 30, 2009. For the period from May 1, 2007 (inception) through June 30, 2009 the Company has incurred $131,097 of expense relating to this agreement, which is included in formation and operating expenses in the accompanying Statement of Operations, of which $83,200 was payable as of June 30, 2009.
Pursuant to letter agreements, which the Initial Stockholders have entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their initial shares upon the Company’s liquidation.
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

6. Note Payable
On May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO and initial stockholder of the Company, loaned the Company $200,000 (the “Loan”) as evidenced by a promissory note issued by the Company (the “Note”). Mr. Green may lend the Company up to an additional $100,000 in his discretion (see Note 10). The principal balance of the Note outstanding is payable on the earlier of (i) October 17, 2009 and (ii) the date on which the Company consummates a business combination as contemplated by its prospectus for its initial public offering. The principal balance of the Note bears interest at a rate of 10% per year, compounded semiannually. The proceeds of the loans were used to fund certain expenses incurred in connection with the proposed transaction with CME and the balance for working capital.
Upon the failure of the Company to repay the Note within 1 business day of when it is due, Mr. Green may declare the entire amount due under the Note (including interest) due and payable. Upon the filing of a voluntary bankruptcy by the Company or an involuntary bankruptcy which is not dismissed within 60 days, the entire amount due under the Note will automatically become due and payable.
In connection with the Loan, Mr. Green and Mr. Malcolm Bird, a director and Co-CEO and initial stockholder of the Company, have entered into an agreement pursuant to which Mr. Bird has agreed to reimburse Mr. Green for 7/18ths of the amount of the Loan and corresponding interest thereon in the event the Company does not consummate a business combination by October 17, 2009 and is dissolved.
7. Commitments and contingencies
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
8. Income Taxes
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
Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Deferred tax benefit	$1,470,000	$1,020,000
Less: valuation allowance	(1,470,000)	(1,020,000)

Total	$—	$—

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $1,470,000 for deferred expenses. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.
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
9. Common Stock Subject to Possible Redemption
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
The actual per-share redemption price will be equal to:
• the initial amount in the trust account which includes the amount attributable to deferred underwriting discounts and commissions and including all accrued interest (less taxes payable and up to $1,500,000 of interest income released to the Company to fund its working capital), as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock sold in the Offering.

The dissenting stockholders will receive their proportionate share of the deferred underwriting discounts and commissions and the underwriters will be paid the full amount of the deferred underwriting fees at the time of the consummation of the initial business combination. The Company will be responsible for such payments to both the converting stockholders and underwriters.
10. Preferred Stock
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
11. Acquisition
On May 1, 2009, the Company and the shareholders of privately-held Hong Kong Mandefu Holdings Limited (d/b/a China MediaExpress) (“CME”) entered into a definitive share exchange agreement whereby the Company will acquire 100% of the outstanding equity of CME, subject to approval of the Company’ stockholders. Upon the closing of the transaction, which is anticipated in the third quarter of 2009, the Company will change its name to China MediaExpress Holdings, Inc.
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
The transaction will be accounted for as a reverse acquisition in which CME is the accounting acquirer, equivalent to a recapitalization. The net monetary assets of the Company will be recorded as of the closing date of the transaction at their respective historical costs, which is considered to be the equivalent of fair value. No goodwill or intangible assets will be recorded as a result of the transaction. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the proposed transaction. Upon the approval by the SEC, the proxy statement will be sent to stockholders in connection with a meeting to approve of the proposed transaction.
12. Subsequent Events
On July 1, 2009 Theodore S. Green loaned the Company an additional $35,000 pursuant to the promissory note, and on the same terms as the loan, described in Note 6.

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

The forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statements. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
The transaction will be accounted for as a reverse acquisition in which CME is the accounting acquirer, equivalent to a recapitalization. The net monetary assets of the Company will be recorded as of the closing date of the transaction at their respective historical costs, which is considered to be the equivalent of fair value. No goodwill or intangible assets will be recorded as a result of the transaction. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the proposed transaction. Upon the approval by the SEC, the proxy statement will be sent to stockholders in connection with a meeting to approve of the proposed transaction.
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

Liquidity and Capital Resources
$80,978,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in trust, with the remaining net proceeds being placed in our operating account. Since inception, we used the interest income earned on the trust proceeds of $1,500,000 to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.
We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. There can be no assurance, however, that adequate financing will be available at all or upon terms and conditions acceptable to us. At June 30, 2009, we had cash outside of the trust fund of $13,089 and other current assets of $37,184 and total liabilities of $4,377,783 (including $3,281,600 of deferred underwriting fees). Therefore, at June 30, 2009, the Company has incurred liabilities, which exceed cash available. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors, except its independent accountants.
On May 4, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000 (the “Loan”) as evidenced by a promissory note issued by the Company (the “Note”). On July 1, 2009 Mr. Green loaned the Company an additional $35,000. Mr. Green may lend the Company up to an additional $65,000 in his discretion. The principal balance of the Note outstanding is payable on the earlier of (i) October 17, 2009 and (ii) the date on which the Company consummates a business combination as contemplated by its prospectus for its initial public offering. The principal balance of the Note bears interest at a rate of 10% per year, compounded semiannually. The proceeds of the loans were used to fund certain expenses incurred in connection with the proposed transaction with CME and the balance for working capital.
Upon the failure of the Company to repay the Note within 1 business day of when it is due, Mr. Green may declare the entire amount due under the Note (including interest) due and payable. Upon the filing of a voluntary bankruptcy by the Company or an involuntary bankruptcy which is not dismissed within 60 days, the entire amount due under the Note will automatically become due and payable.

In connection with the Loan, Mr. Green and Mr. Malcolm Bird, a director and Co-CEO of the Company, have entered into an agreement pursuant to which Mr. Bird has agreed to reimburse Mr. Green for 7/18ths of the amount of the Loan and corresponding interest thereon in the event the Company does not consummate a business combination by October 17, 2009 and is dissolve.
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
Going Concern
Going concern consideration — As indicated in the accompanying financial statements, at June 30, 2009, the Company had unrestricted cash of $13,089 and a note payable of $200,000 and $896,183 in accrued expenses. Additionally, the Company has incurred and expects to incur additional significant costs in pursuit of its acquisition plans. In addition, there is no assurance that the Company will successfully complete a Business Combination by October 17, 2009. If such business combination is not consummated the Company will be forced to liquidate upon expiration of this time constraint. In the event of such liquidation, the Company will have no means of satisfying any of such accrued expenses or other liabilities. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business).
As of June 30, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $593,996 of interest earned and used to pay taxes). Since inception to March 31, 2009 the Company has incurred $2,726,956 of operating and interest expenses (excluding taxes) of which $896,183 was payable as of June 30, 2009. The Company had cash available at June 30, 2009 of $13,089 for operating expenses. Therefore, at June 30, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional significant costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. As noted above on May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000, and on July 1, 2009, an additional $35,000. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until we are successful consummating a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our trust account which we invested mainly in a New York Tax Free Money Market.
Net loss for the three month period ended June 30, 2009 was $(573,100), excluding ($3,359) reduction of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of interest income of $47,415 earned predominantly on the trust account, offset by a $59,161 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $561,354 of general and administrative expenses (primarily attributable to $463,200 of due diligence and acquisition related expenses, $26,700 of legal and accounting expenses, $26,900 of insurance expense, $19,200 of fees for a monthly administrative services agreement and approximately $8,000 of travel and business expenses).
Net loss for the six month period ended June 30, 2009 was $(881,206) excluding $4,625 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of interest income of $147,700 earned predominantly on the trust account, offset by a $132,661 provision for New York State, New York City, and Delaware Franchise and Capital Taxes and $896,245 of general and administrative expenses (primarily attributable to $548,000 of due diligence and acquisition related expenses, $170,900 of legal and accounting expenses, $55,575 of insurance expense, $38,400 of fees for a monthly administrative services agreement and approximately $15,000 of travel and business expenses).
For the period from May 1, 2007 (inception) to June 30, 2009, we had a net loss of $(1,066,217), excluding $46,761 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of $2,254,735 of interest income earned predominantly on the trust account, less $3,315,087 of formation and operating expenses. The main components of the formation and operating expenses include approximately $1,580,000 of due diligence and acquisition related expenses, $594,400 of New York State, New York City and Delaware Capital and Franchise Taxes, $122,000 of travel and business expense, $528,900 of legal and accounting fees.
Interest income in for the six month period ended June 30, 2009, and fiscal 2008 and 2007 was primarily earned on the net proceeds from our initial public offering which was placed in a trust account.

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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.
Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Quarterly Report on Form 10-Q. We believe the following sets forth the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Recently Adopted Accounting Pronouncements
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
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and it had no impact on the financial statements except for the disclosure of consideration of subsequent events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the Trust Account. Since the funds held in our Trust Account have been invested in only high-quality commercial paper, municipal bonds, and municipal notes, including tax and revenue authorization notes, tax anticipation notes, with maturities of 397 days or less and a dollar-weighted average portfolio maturity of 90 days or less, we are subject to market risk primarily through the effect of changes in interest rates and the pricing of government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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
As a result of the evaluation completed by Messrs. Green and Bird, we have concluded that there were no changes as of June 30, 2009 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 14, 2009
TM ENTERTAINMENT AND MEDIA, INC.

	By:	/s/ Theodore S. Green

Name: Theodore S. Green
Title: Chairman, Co-Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Co-Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.