Form 10-Q
period 2009-09-30
China MediaExpress Holdings, Inc.
filed 2009-11-16
CIK 1399067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission File Number 001-33746

CHINA MEDIAEXPRESS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8951489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2805, Central Plaza, Wanchai Hong Kong
(Address of Principal Executive Offices including zip code)

+852 2827 6100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☑

As of November 13, 2009, 23,917,413 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$3,093	$159,689
Cash held in trust available for taxes	-	15,770
Prepaid expenses	5,898	89,776
Total current assets	8,991	265,235

Cash held in trust - restricted	81,078,273	81,119,299
Total assets	$81,087,264	$81,384,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable, Initial Stockholder	$235,000	$-
Accounts payable and accrued liabilities (including related parties of $115,777 and $46,350 respectively)	1,302,010	414,563

Total current liabilities	1,537,010	414,563

Deferred underwriting fee	3,281,600	3,281,600

Total liabilities	4,818,610	3,696,163

Commitments and contingencies

Common stock, subject to possible conversion of 3,075,475 shares	24,285,542	24,285,542
Interest income attributable to common stock, subject to possible conversion (net of taxes of $0 and $4,731 respectively)	29,832	42,136
Stockholders’ equity:
Preferred stock — 1,000,000 shares authorized, $.001 par value, none issued and outstanding	—	—
Common stock — 40,000,000 authorized, $.001 par value, 12,505,000 issued and outstanding (which includes 3,075,475 shares subject to possible conversion)	12,505	12,505
Additional paid-in capital	53,575,335	53,575,335
(Deficit) accumulated during the development stage	(1,634,560)	(227,147)
Total stockholders’ equity	51,953,280	53,360,693
Total liabilities and stockholders’ equity	$81,087,264	$81,384,534

The accompanying notes are an integral part of the condensed financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statements of Operations (unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period from May 1, 2007 (inception) to September 30, 2009
Formation and operating expenses	$(542,003)	$(340,071)	$(1,567,710)	$(1,860,768)	$(3,857,091)
Interest expense	(5,875)	—	(9,075)	—	(11,740)
Interest income	9,368	421,588	157,068	1,227,687	2,264,103
(Loss) income before Taxes	(538,510)	81,517	(1,419,717)	(633,081)	(1,604,728)
Income taxes	—	—	—	—	—
Net (loss) income	(538,510)	81,517	(1,419,717)	(633,081)	(1,604,728)
Less: interest attributable to common stock subject to possible conversion (net of taxes of $0, $0, $0, $0 and $0 respectively)	16,915	—	12,304	—	(29,832)

Net (loss) income attributable to common stock not subject to possible conversion	$(521,595)	$81,517	$(1,407,413)	$(633,081)	$(1,634,560)

Net(loss) income per share:
Basic	$(0.04)	$0.01	$(0.11)	$(0.05)
Diluted	$(0.04)	$0.01	$(0.11)	$(0.05)

Weighted average shares outstanding:
Basic	12,505,000	12,505,000	12,505,000	12,505,000
Diluted - Pro-forma	12,505,000	12,505,000	12,505,000	12,505,000

Weighted average shares outstanding subject to possible conversion	3,075,475	3,075,475	3,075,475	3,075,475

Net (loss) income per share attributable to common stock not subject to possible conversion:
Basic	$(0.06)	$0.01	$(0.15)	$(0.07)
Diluted - Pro-forma	$(0.06)	$0.01	$(0.15)	$(0.07)

The accompanying notes are an integral part of the condensed financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Stockholders’ Equity

	For the Period from May 1, 2007 (inception) to September 30, 2009
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	(Deficit) Retained Earnings Accumulated During Development Stage	Stockholders’ Equity
Issuance of common stock to initial stockholders on May 1, 2007 at $.011 per share	2,250,000	$2,250	$22,750		$25,000
Sale of Private Placement Warrants			2,100,000		2,100,000
Sale of 10,255,000 units through public offering (net of underwriter’s discount and offering expenses)
Including 3,075,475 shares subject to possible conversion	10,255,000	10,255	75,738,027		75,748,282
Proceeds from sale of underwriters’ purchase option			100		100
Proceeds subject to possible conversion			(24,285,542)		(24,285,542)
Net Income				$190,096	190,096
Balance at December 31, 2007	12,505,000	12,505	53,575,335	190,096	53,777,936

Accretion of trust fund relating to common stock subject to possible conversion (net of taxes of $4,731)				(42,136)	(42,136)
Net loss for the year ended December 31, 2008				(375,107)	(375,107)
Balance at December 31, 2008	12,505,000	12,505	53,575,335	(227,147)	53,360,693
Accretion of trust fund relating to common stock subject to possible conversion (net of taxes of $0)				12,304	12,304
Net loss for the nine months ended September 30, 2009				(1,419,717)	(1,419,717)
Balance at September 30, 2009 (unaudited)	12,505,000	$12,505	$53,575,335	$(1,634,560)	$51,953,280

The accompanying notes are an integral part of the condensed financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)
(A CORPORATION IN THE DEVELOPMENT STAGE)
Condensed Statement of Cash Flows
(unaudited)

	For the Nine Months Ended September 30 , 2009	For the Nine Months Ended September 30, 2008	For the Period from May 1, 2007 (inception) to September 30, 2009
Cash flows from operating activities:
Net (loss)	$(1,419,717)	$(633,081)	$(1,604,728)
Decrease (increase) in prepaid expenses	83,878	77,069	(5,898)
Increase in accounts payable and accrued liabilities	887,447	538,894	1,302,010

Net cash used in operating activities	(448,392)	(17,118)	(308,616)

Cash flows from investing activities:
Cash placed in Trust	41,026	—	(81,078,273)
Net cash used in investing activities	41,026	—	(81,078,273)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to Initial Stockholders	—	—	25,000
Proceeds from sale of units to public	—	—	82,040,000
Proceeds from private placement of warrants	—	—	2,100,000
Proceeds from note payable to Initial Stockholder	235,000	—	335,000
Repayment of note payable to Initial Stockholder	—	—	(100,000)
Proceeds from sale of underwriters’ purchase option	—	—	100
Payment of deferred offering costs	—	—	(3,010,118)
Net cash provided by financing activities	235,000	—	81,389,982
Net (decrease) increase in cash	(172,366)	(17,118)	3,093
Cash at beginning of period	175,459	465,373	—
Cash at end of period	$3,093	$448,255	$3,093

Supplemental disclosure of non cash financing activities

Accrual of deferred underwriting fee	$—	$—	$3,281,600

The accompanying notes are an integral part of the condensed financial statements

CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)
(A CORPORATION IN THE DEVELOPMENT STAGE)
Notes to Condensed Financial Statements (unaudited)

1.  Organization and Business Operations/Going Concern Considerations

China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.) (the “Company”) was incorporated in Delaware on May 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media, digital and communications industry.

At September 30, 2009, the Company had not yet commenced any operations. All activity through September 30, 2009 relates to the Company’s formation and the public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

On October 15, 2009, pursuant to the terms of a Share Exchange Agreement, dated as of May 1, 2009, as amended on September 30, 2009 (“Share Exchange Agreement”), China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.) (“TM”) acquired all of the issued and outstanding capital stock of Hong Kong Mandefu Holding Limited (“CME”) and as a result, CME became a direct wholly-owned subsidiary of TM (the “Transaction”).  The acquisition has been treated as a recapitalization of CME and a reverse merger.  All filings subsequent to the September 30, 2009 Quarterly Report on Form 10-Q will include those of CME.

CME, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’S former majority shareholder, operates the largest television advertising network on inter-city express buses in China.  While CME has no direct equity ownership in Fujian Fenzhong, through the contractual agreements CME receives the economic benefits of Fujian Fenzhong’s operations.

Pursuant to the Share Exchange Agreement, TM purchased 100% of the outstanding equity of CME and issued 20.915 million newly issued shares of common stock and paid $10.0 million in three year, no interest promissory notes.  In addition, the former shareholders of CME may earn up to an additional 15.0 million shares of common stock subject to the achievement of the following net income targets for 2009, 2010 and 2011:

Year	Net Income (RMB)	Net Income (US$)(1)	Shares
2009	287.0 million	$42.0 million	1.0 million
2010	570.0 million	$83.5 million	7.0 million
2011(2)	889.0 million	$130.2 million	7.0 million

In connection with the approval of the Transaction at the October 15, 2009 Special Meeting of Stockholders of TM, the stockholders of TM also approved (i) an amendment to TM’s Amended and Restated Certificate of Incorporation to remove the prohibition on the consummation of a Business Combination (as defined therein) if holders of an aggregate of 30% or more in interest of the shares of TM’s common stock issued in its initial public offering (“IPO Shares”) exercise their conversion rights, (ii) to amend TM’s Amended and Restated Certificate of Incorporation to remove the requirement that only holders of the IPO Shares who vote against the Transaction (as defined below) may convert their IPO Shares into cash; (iii)  to amend TM’s Amended and Restated Certificate of Incorporation to change TM’s corporate name to “China MediaExpress Holdings, Inc.,” delete certain provisions that related to TM as a blank check company and create perpetual existence; (iv) to amend TM’s Amended and Restated Certificate of Incorporation to increase the number of shares authorized for issuance; and (v) to elect six persons to CME’s board of directors to serve for the respective term of office of the class to which the nominee is elected and until their successors are duly elected and qualified.  Proxies relating to such Special Meeting of Stockholders were solicited pursuant to TM’s Definitive Proxy Statement on Schedule 14A dated October 2, 2009 (the “TM Definitive Proxy”).

The registration statement for the Company (described in Note 4) was declared effective October 17, 2007. The Company consummated the Offering on October 23, 2007, and received net proceeds of $77,848,282, including $2,100,000 of proceeds from the private placement (the “Private Placement”) sale of 2,100,000 insider warrants to the officers and directors of the Company, and their affiliates.  The insider warrants purchased by these individuals and their affiliates are identical to the warrants underlying the Units sold in the Offering (see Note 4), except that the insider warrants will be exercisable on a cashless basis and will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that they will not sell or transfer the insider warrants (except in certain cases) until 60 days after the consummation of the Company’s business combination. The sale of the warrants to management will not result in the recognition of any stock-based compensation expense because they were sold above fair market value.

Going concern consideration – As indicated in the accompanying financial statements, at September 30, 2009 the Company had unrestricted cash of $3,093, and a note payable of $235,000 and $1,302,010 of accounts payable and accrued liabilities. Additionally, the Company has incurred and expects to incur additional significant costs in pursuit of its acquisition plans which is in excess of its unrestricted cash available at September 30, 2009

Through September 30, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $654,982 of interest earned and used to pay taxes). Since inception to September 30, 2009 the Company has incurred $3,202,109 of operating and interest expenses (excluding taxes of $654,982) of which $1,302,010 was payable as of September 30, 2009. The Company had cash available at September 30, 2009 of $3,093 for operating expenses. Therefore, at September 30, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional significant costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. In the event the Company is unsuccessful in obtaining these deferrals, it may seek additional financing, including loans from its Initial Stockholders. On May 4, 2009, Thoedore S. Green, the Chairman, Co-CEO and interim CFO of the Company, loaned the Company $200,000, and on July 1, 2009 an additional $35,000. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  Summary of Significant Accounting Policies

Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United Sates (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items which are considered necessary for a fair presentation of the financial position of China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.) (the “Company”) and the results of operations and cash flow for the periods presented). The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2008 included in the Annual Report of the Company on Form 10-K filed with the SEC on March 31, 2009. The Condensed Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. The Company’s Money Market account was guaranteed by the U.S. Department of Treasury through September 18, 2009.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Pro forma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. The 12,355,000 warrants outstanding for the period ended September 30, 2009 and 2008 were not included in the computation of pro-forma dilutive loss per share because the net effect would have been anti-dilutive.

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

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2009 and December 31, 2008.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (codified in FASB ASC Topic 820), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after September 30, 2009 through November 13, 2009, the date these condensed financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified. See Note 12 for non-recognizable events identified for disclosure.

Recently Adopted Accounting Pronouncements

Noncontrolling Interest in Consolidated Financial Statements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”) (codified in Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810.  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within its required timeframe (prior to October 24, 2009).

Business Combinations – In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date.  FASB 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1, 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which is codified in FASB ASC Topic 825-10-50 , requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments which is codified in FASB ASC Topic 320-10, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for the Company beginning April 1, 2009. The Company has evaluated these standards and believe they will have no impact on its financial condition and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and it had no impact on the financial statements except for disclosure of consideration of subsequent events.

3.  Recent Accounting Pronouncements, Not Effective

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) codified as FASB ASC Topic 860. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) codified as FASB ASC Topic 810-10. SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

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

5.  Related Party Transactions

The Company may occupy office space provided by the Initial Stockholders, or an affiliate of one of the Initial Stockholders, or a third party. The Initial Stockholders agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed that it will pay up to $7,500 per month for such services commencing on the effective date of the Offering. However, such Initial Stockholders have elected to receive $6,400 per month instead. For the nine months ended September 30, 2009, the Company has incurred $57,600 of expense relating to this agreement, which is included in formation and operating expenses in the accompanying Statements of Operations, which was payable as of September 30, 2009.  For the period from May 1, 2007 (inception) through September 30, 2009 the Company has incurred $150,297 of expense relating to this agreement, which is included in formation and operating expenses in the accompanying Statement of Operations, of which $102,400 was payable as of September 30, 2009.

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

6.   Note Payable

On May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO and initial stockholder of the Company,  loaned the Company $200,000 (the “Loan”) as evidenced by a promissory note issued by the Company (the “Note”). On July 1, 2009, Mr. Green loaned the Company an additional $35,000. Mr. Green may lend the Company up to an additional $65,000 in his discretion (see Note 10). The principal balance of the Note outstanding plus accrued interest was repaid on October 16, 2009. The principal balance of the Note bears interest at a rate of 10% per year, compounded semiannually.  The proceeds of the loans were used to fund certain expenses incurred in connection with the proposed transaction with CME and the balance for working capital.

7. Commitments and contingencies

The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 4% of the gross proceeds will be held in the Trust Account and will not be payable unless and until the Company completes a Business Combination.

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

Significant components of the Company’s deferred tax assets are as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Deferred tax benefit	$1,710,000	$1,020,000
Less: valuation allowance	(1,710,000)	(1,020,000)
Total	$-	$-

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $1,710,000 for deferred expenses. The Company believes that it is not more likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset.

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

9.  Common Stock Subject to Possible Redemption

As of September 30, 2009 the Company was prohibited from proceeding with a Business Combination if Public Stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights.  Accordingly, the Company was only permitted to complete a Business Combination only if stockholders owning less than 29.99% of the shares sold in this Offering exercise their redemption rights.  If this occurred, the Company would be required to redeem for cash up to 29.99% of the 10,255,000 shares of common stock sold in the Offering, or 3,075,475 shares of common stock, at an initial per-share redemption price of $7.90 (plus a portion of the interest earned on the trust account, but net of (i) taxes payable on interest earned and (ii) up to $1,500,000 of interest income released to the Company to fund its working capital), which includes $0.32 per share of deferred underwriting discount and commissions.

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

As discussed in Note 1, certain restrictions on exercising conversion rights were removed.  Holders of 9,602,587 shares exercised their conversion rights and $ 75,920,089 were returned.

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

11.   Acquisition

               On May 1, 2009, the Company and the shareholders of privately-held Hong Kong Mandefu Holdings Limited (d/b/a China MediaExpress) (“CME”) entered into a definitive share exchange agreement whereby the Company will acquire 100% of the outstanding equity of CME, subject to approval of  the Company’ stockholders. Upon the closing of the transaction, which is anticipated in the fourth quarter of 2009, the Company will change its name to China MediaExpress Holdings, Inc.

Under the terms of the transaction as amended on September 30, 2009, the CME’s shareholders will receive 20,915,000  newly issued shares of the Company’s common stock and $10.0 million in notes payable upon the closing of the transaction. CME shareholders may earn up to an additional 15.0 million shares of the Company’s common stock, subject to the achievement of the following net income targets for 2009 - 2011:

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

CME generates revenue by selling advertisements on its network of television displays installed on express buses originating in nine of China’s regions, including the five municipalities of Beijing, Shanghai, Guangzhou, Tianjin and Chongqing and eight provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Hubei, Anhui, Hebei and Shandong.

           The transaction will be accounted for as a reverse acquisition in which CME is the accounting acquirer, equivalent to a recapitalization. The net monetary assets of the Company will be recorded as of the closing date of the transaction at their respective historical costs, which is considered to be the equivalent of fair value. No goodwill or intangible assets will be recorded as a result of the transaction. The Company has filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the proposed transaction. Upon the approval by the SEC, the proxy statement was sent to stockholders in connection with a meeting to approve of the proposed transaction.

12.  Subsequent Events

On October 15, 2009 at a Special Meeting of stockholders of the Company the following were approved:

•
 Amended and Restated Certificate of Incorporation to remove the prohibition on the consummation of a Business Combination if holders of an aggregate of 30% or more in interest of the shares of our common stock issued in our initial public offering (“IPO Shares”) exercise their conversion rights;

•
 Amended and Restated Certificate of Incorporation to remove the requirement that only holders of the IPO Shares who vote against the Transaction (as defined below) may convert their IPO Shares into cash;

•	Approved the purchase by TM of CME pursuant to the Share Exchange Agreement and the transactions contemplated thereby;

•
Approved the issuance of shares of TM Common Stock pursuant to the Share Exchange Agreement to the Sellers (whereby the number of shares of TM Common Stock that will be issued to the Sellers is 20.915 million and up to an additional 15.0 million shares if certain net income targets are met;

•
Amended and Restated Certificate of Incorporation to change TM’s corporate name to “China MediaExpress Holdings, Inc.,” increase the number of shares authorized for issuance, delete certain provisions that relate to us as a blank check company and create perpetual existence;

•	Amended and Restated Certificate of Incorporation to increase the number of shares authorized for issuance;

•
Elected six persons to TM’s board of directors to serve for the respective term of office of the class to which the nominee is elected and until their successors are duly elected and qualified.

Following the closing of the Transaction, Pali Capital waived its deferred underwriting fee of $3,281,600. The Trustee liquidated the Trust Fund paying all shareholders that requested to exercise their conversion rights and the balance of the Trust was paid to the Company. The Company paid all transaction expenses and other outstanding liabilities including the Note Payable to Mr. Green of $235,000 plus accrued interest.

On November 6, 2009 the Company repurchased and retired a total of 1.9 million of its publicly-traded warrants in a private transaction, for an aggregate purchase price of $950,000 ($0.50 per warrant). The repurchase of these warrants, which represent approximately 19% of all of CME’s publicly-traded warrants, was made pursuant to a warrant repurchase agreement dated October 12, 2009, which was amended on November 1, 2009. All of the terms of the remaining publicly-traded warrants remain the same.

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

References in this report as to “we,” “us” or “our Company” refer to China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.) References to “public stockholders” refer to holders of shares of common stock, $0.001 par value (“Common Stock”), sold as part of the units in our initial public offering, including any of our stockholders existing prior to our initial public offering to the extent that they purchased or acquired such shares.

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

On May 1, 2009, the Company and privately-held Hong Kong Mandefu Holdings Limited (d/b/a China MediaExpress) (“CME”) entered into a definitive share exchange agreement whereby the Company will acquire 100% of the outstanding equity of CME, subject to approval of shareholder of the Company. Upon the closing of the transaction, the Company changed its name to China MediaExpress Holdings, Inc.

CME generates revenue by selling advertisements on its network of television displays installed on express buses originating in nine of China’s regions, including the five municipalities of Beijing, Shanghai, Guangzhou, Tianjin and Chongqing and eight provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Hubei, Anhui, Hebei and Shandong.

On October 15, 2009, pursuant to the terms of a Share Exchange Agreement, dated as of May 1, 2009, as amended on September 30, 2009 (“Share Exchange Agreement”), China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.) (“TM”) acquired all of the issued and outstanding capital stock of Hong Kong Mandefu Holding Limited (“CME”) and as a result, CME became a direct wholly-owned subsidiary of TM (the “Transaction”).  The acquisition has been treated as a recapitalization of CME and a reverse merger.  All filings subsequent to the September 30, 2009 Quarterly Report on Form 10-Q will include those of CME.

CME, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’S former majority shareholder, operates the largest television advertising network on inter-city express buses in China.  While CME has no direct equity ownership in Fujian Fenzhong, through the contractual agreements CME receives the economic benefits of Fujian Fenzhong’s operations.

Pursuant to the Share Exchange Agreement, TM purchased 100% of the outstanding equity of CME and issued 20.915 million newly issued shares of common stock and paid $10.0 million in three year, no interest promissory notes.  In addition, the former shareholders of CME may earn up to an additional 15.0 million shares of common stock subject to the achievement of the following net income targets for 2009, 2010 and 2011:

Year	Net Income (RMB)	Net Income (US$)(1)	Shares
2009	287.0 million	$42.0 million	1.0 million
2010	570.0 million	$83.5 million	7.0 million
2011	889.0 million	$130.2 million	7.0 million

In addition, CME shareholders are entitled to receive up to $20.9 million of the cash proceeds from the exercise of the Company’s publicly held common stock purchase warrants.

In connection with the approval of the Transaction at the October 15, 2009 Special Meeting of Stockholders of TM, the stockholders of TM also approved (i) an amendment to TM’s Amended and Restated Certificate of Incorporation to remove the prohibition on the consummation of a Business Combination (as defined therein) if holders of an aggregate of 30% or more in interest of the shares of TM’s common stock issued in its initial public offering (“IPO Shares”) exercise their conversion rights, (ii) to amend TM’s Amended and Restated Certificate of Incorporation to remove the requirement that only holders of the IPO Shares who vote against the Transaction (as defined below) may convert their IPO Shares into cash; (iii)  to amend TM’s Amended and Restated Certificate of Incorporation to change TM’s corporate name to “China MediaExpress Holdings, Inc.,” delete certain provisions that related to TM as a blank check company and create perpetual existence; (iv) to amend TM’s Amended and Restated Certificate of Incorporation to increase the number of shares authorized for issuance; and (v) to elect six persons to CME’s board of directors to serve for the respective term of office of the class to which the nominee is elected and until their successors are duly elected and qualified.  Proxies relating to such Special Meeting of Stockholders were solicited pursuant to TM’s Definitive Proxy Statement on Schedule 14A dated October 2, 2009.

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

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. There can be no assurance, however, that adequate financing will be available at all or upon terms and conditions acceptable to us. At September 30, 2009, we had cash outside of the trust fund of $3,093 and other current assets of $5,898 and total liabilities of $4,818,610 (including $3,281,600 of deferred underwriting fees). Therefore, at September 30, 2009, the Company has incurred liabilities, which exceed cash available. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors, except its independent accountants.

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

Going Concern

Going concern consideration – As indicated in the accompanying financial statements, at September 30, 2009, the Company had unrestricted cash of $3,093 and a note payable of $235,000 and $1,302,010 in accounts payable and accrued liabilities. Additionally, the Company has incurred and expects to incur additional significant costs in pursuit of its acquisition plans. The Company’s Chairman of the Board and Co-Chief Executive Officer, and the Company’s Co-Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver.

As of September 30, 2009 the Company withdrew $1,500,000 of interest from the trust for operating expenses (excluding $654,982 of interest earned and used to pay taxes). Since inception to September 30, 2009 the Company has incurred $3,202,109 of operating and interest expenses (excluding taxes of $654,982) of which $1,302,010 was payable as of September 30, 2009. The Company had cash available at September 30, 2009 of $3,093 for operating expenses. Therefore, at September 30, 2009, the Company has incurred liabilities which exceed cash available. The Company expects to incur additional significant costs in pursuit of its acquisition plans. The Company is seeking to obtain deferrals of payables from its vendors, including its professional advisors except for its independent accountants. As noted above on May 4, 2009, Theodore S. Green, the Chairman and Co-CEO and interim CFO of the Company, loaned the Company $200,000, and on July 1, 2009, an additional $35,000. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net loss for the three month period ended September 30, 2009 was $(538,510), excluding ($16,915) reduction of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of interest income of  $9,368 earned predominantly on the trust account, offset by a $65,770 provision for New York State, New York City, and Delaware Franchise and Capital Taxes  and $482,109 of general and administrative expenses (primarily attributable to $180,921 of due diligence and acquisition related expenses, $23,000 of legal and accounting expenses, $25,036 of insurance expense, $19,200  of fees for a monthly administrative services agreement, $5,875 of interest expense, and approximately $4,500 of travel and business expenses).

Net loss for the nine month period ended September 30, 2009 was $(1,419,717) excluding ($12,304) reduction of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of interest income of  $157,068 earned predominantly on the trust account, offset by a $198,431 provision for New York State, New York City, and Delaware Franchise and Capital Taxes  and $1,378,354 of general and administrative expenses (primarily attributable to $729,000 of due diligence and acquisition related expenses, $193,900 of legal and accounting expenses, $80,611 of insurance expense, $57,600 of fees for a monthly administrative services agreement, $9,075 of interest expense and approximately $19,300 of travel and business expenses).

For the period from May 1, 2007 (inception) to September 30, 2009, we had a net loss of $(1,604,728), excluding $29,832 of interest income net of taxes, attributable to stockholders subject to possible conversion, consisting of $2,264,103 of interest income earned predominantly on the trust account, less $3,868,831 of formation and operating expenses. The main components of the formation and operating expenses include approximately $1,761,000 of due diligence and acquisition related expenses, $660,170 of New York State, New York City and Delaware Capital and Franchise Taxes, $126,500 of travel and business expense, and $551,900 of legal and  accounting fees.

Interest income in for the nine month period ended September 30, 2009, and fiscal 2008 and 2007 was primarily earned on the net proceeds from our initial public offering which was placed in a trust account.

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

Recently Adopted Accounting Pronouncements

Noncontrolling Interest in Consolidated Financial Statements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”) (codified in Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810.  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within its required timeframe (prior to October 24, 2009).

Business Combinations – In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date.  FASB 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1, 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which is codified in FASB ASC Topic 825-10-50 , requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments which is codified in FASB ASC Topic 320-10, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for the Company beginning April 1, 2009. The Company has evaluated these standards and believe they will have no impact on its financial condition and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and it had no impact on the financial statements except for disclosure of consideration of subsequent events.

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

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation  as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Principal Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A. to Part 1 of Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009
CHINA MEDIAEXPRESS HOLDINGS, INC. (f/k/a TM Entertainment and Media, Inc.)

	By:	/s/ Cheng Zheng
Name: Cheng Zheng
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.