Form 10-K
period 2009-12-31
China MediaExpress Holdings, Inc.
filed 2010-03-31
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 001-33746

CHINA MEDIAEXPRESS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-8951489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2805, Central Plaza, Wanchai Hong Kong
(Address of principal executive offices)

+852-2827-6100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NYSE Amex
(Title of Class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the 10,255,000 voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $79,476,250 as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $7.75 per share.

There were a total of 32,909,845 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

(2)           Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Shareholders, to be held on June 15, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to China MediaExpress Holdings, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“we,” “us,” “CME,” “the Company” or “our Company” are references to China MediaExpress Holdings, Inc. and its subsidiaries;

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

PART I

ITEM 1 Description of Business

Corporate Structure and History

The following diagram illustrates CME’s corporate structure as of the date of this report:

We were formerly a Delaware blank check company incorporated on May 1, 2007 under the name TM Entertainment and Media, Inc. (“TM”) in order to serve as a vehicle for the acquisition of an operating business in the entertainment, media, digital and communications industries. On October 15, 2009, pursuant to the terms of a Share Exchange Agreement, dated as of May 1, 2009, as amended on September 30, 2009 (the “Share Exchange Agreement”), we acquired all of the issued and outstanding capital stock of Hong Kong Mandefu Holding Limited (the “HKMDF) and as a result, HKMDF became our direct wholly-owned subsidiary (the “Transaction” or “Share Exchange). The Share Exchange represents a reverse acquisition involving a public blank cheque company and has been accounted for financial reporting purposes as the issuance of shares by HKMDF in exchange for the assets and liabilities of the Company, accompanied by a recapitalization.  As a result of the Share Exchange, HKMDF is the continuing entity for financial reporting purposes, and is deemed to be the accounting acquirer.  Accordingly, the accompanying consolidated financial information of the Company prior to the Share Exchange reflects the results, assets and liabilities of HKMDF whereas the assets and liabilities are recorded at their carrying amounts. In addition, HKMDF’s shares and earnings per share have been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a recapitalization.

HKMDF, through contractual arrangements with Fujian Fenzhong Media Co., Ltd (the “Fujian Fenzhong”), an entity majority owned by HKMDF’s former majority shareholder, operates the largest television advertising network on inter-city express buses in China.  While HKMDF has no direct equity ownership in Fujian Fenzhong, through the contractual agreements HKMDF receives the economic benefits of Fujian Fenzhong’s operations.

Pursuant to the Share Exchange Agreement, TM purchased 100% of the outstanding equity of HKMDF and issued 20.915 million newly issued shares of common stock and paid $10.0 million in three year, no interest promissory notes.  Such promissory notes were settled subsequent to December 31, 2009. In addition, the former shareholders of HKMDF may earn up to an additional 15.0 million shares of common stock subject to the achievement of the following net income targets for 2009, 2010 and 2011:

Year	Net Income (RMB)	Net Income (US$)(1)	Shares
2009	287.0 million	$42.0 million	1.0 million
2010	570.0 million	$83.5 million	7.0 million
2011(2)	889.0 million	$130.2 million	7.0 million

(1)	Based on current exchange rate of 6.83 RMB/US$.

(2)
If CME’s adjusted net income for 2009, 2010 or 2011 does not equal or exceed the targeted net income threshold for such fiscal year, the earn-out shares in respect of such fiscal year will not be issued; provided, however, that if CME’s adjusted net income in the fiscal year immediately succeeding such non-achieving fiscal year exceeds the sum of (i) the targeted net income threshold for such immediately succeeding fiscal year (which, for the fiscal year ending December 31, 2012, the targeted net income threshold shall be RMB1,155,700,000 ($169.2 million)) and (ii) the shortfall amount for the non-achieving fiscal year, then the earn-out shares in respect of such non-achieving fiscal year will be issued.

In addition, the Share Exchange Agreement required that a portion of the proceeds received by CME upon the exercise of outstanding public warrants be paid to the former shareholders of HKMDF up to a total of $20.9 million.

In connection with the approval of the Transaction at the October 15, 2009 Special Meeting of Stockholders of TM, we changed our name to “China MediaExpress Holdings, Inc.”

Business Summary

Overview
CME, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’s majority shareholder, operates the largest television advertising network on inter-city express buses in China. All references in this Report to “CME’s advertising network”, “CME’s customers”, CME’s operations in general and similar connotations, refer to Fujian Fenzhong, an entity which is controlled by CME through contractual agreements and which operates the advertising network. While CME has no direct equity ownership in Fujian Fenzhong, through the contractual agreements CME controls the activities and receives the economic benefits of Fujian Fenzhong’s operations.  CME generates revenue by selling advertising on its network of television displays installed on inter-city express buses in China. As of July 31, 2008, CME’s advertising network accounted for 81% of all inter-city express buses installed with hard disk drive players, and 55% of all inter-city express buses installed with any type of television display, according to CTR Market Research. CME commenced its advertising services business in November 2003 as one of the first participants in advertising on inter-city express buses in China. CME believes its early entry into this business has enabled them to achieve an audience reach that is highly attractive to advertisers.

CME’s extensive and growing network covers inter-city express bus services originating in China’s most prosperous regions. As of December 31, 2009, CME’s network covered inter-city express bus services originating in fourteen regions, including the five municipalities of Beijing, Shanghai, Guangzhou, Tianjin and Chongqing and nine economically prosperous provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Hubei, Anhui, Hebei, Shandong and Shanxi. These fourteen regions in aggregate generated more than half of China’s gross domestic product, or GDP, in 2007, according to the National Bureau of Statistics of China. CME’s network is capable of reaching a substantial and growing audience. In the first seven months of 2008, a monthly average of 53 million passengers traveled on inter-city express buses within CME’s network, representing 57% of all passengers traveling on inter-city express buses installed with television displays in China, according to CTR Market Research.  Many of the cities connected in CME’s network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China. As of December 31, 2009, CME’s network covered all of the transportation hubs designated by the Ministry of Transport, and CME expects to further increase this percentage as it continues to expand the geographic coverage of its network. In addition to major transportation hubs, the network also covers small to medium-sized cities in China, some of which rely on highway transportation as the primary transportation option for connection outside these cities.

CME has entered into long-term framework agreements with 45 bus operator partners for terms ranging from five to eight years. Pursuant to these agreements, CME pays the bus operators concession fees for the right to install its displays and automated control systems inside their buses and display entertainment content and advertisements. CME’s entertainment content is provided by third parties and advertisements provided by its clients. CME obtains a wide range of free entertainment content from Fujian SouthEastern Television Channel and Hunan Satellite Television each month and purchases a limited amount of copyrighted programs from the Audio and Video Publishing House of Fujian Province. As of December 31, 2009, the number of inter-city express buses within CME’s network is 20,161.

In October 2007, CME entered into a five-year cooperation agreement with Transport Television and Audio-Video Center, or TTAVC, an entity affiliated with the Ministry of Transport of the People’s Republic of China, to be the sole strategic alliance partner in the establishment of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. The cooperation agreement also gave CME exclusive rights to display advertisements on the system. In November 2007, TTAVC issued a notice regarding the facilitation of implementation of the system contemplated under the cooperation agreement to municipalities, provinces and transportation enterprises in China. CME believes its status as the sole strategic alliance partner designated by TTAVC and the exclusive rights to display advertisements on the system has facilitated its historical expansion and is expected to continue to provide them with a competitive advantage in the future.

CME believes its network is a highly effective advertising medium. The network is capable of reaching audiences on inter-city express buses while they remain in a comfortable and enclosed environment with minimal distraction. The majority of the inter-city express buses within the network are equipped with leather seats and air-conditioning, providing a comfortable environment which makes the audiences more receptive to the content displayed on CME’s network. Inter- city travel in China typically takes a number of hours. Audiences are therefore exposed to the content displayed on its advertising platform for a significantly longer period of time than on shorter-distance travel. In addition, CME’s patented automated control systems ensure that the programs and advertisements are displayed continuously throughout the journey.

CME has grown significantly since it commenced its advertising services business in November 2003. During the year ended December 31, 2009, more than 450 advertisers had purchased advertising time on CME’s network either through advertising agents or directly from CME. Some of these clients have purchased advertising time from CME for more than three years, including Hitachi, China Telecom, Toyota, Siemens and China Pacific Life Insurance. CME has attracted several well-known international and national brands to its advertising network, including Coca Cola, Pepsi, Wahaha, KFC, Siemens, Hitachi, Haier, China Telecom, China Mobile, Nokia, China Post, Procter & Gamble, Bank of China, China Constructing Bank and China Pacific Life Insurance. While CME is unable to determine the exact dollar amount paid by these individual advertisers who purchase advertising through third party agencies, CME is able to determine, based on the number of ads run for these advertisers, that these advertisers comprise a significant portion the advertising on CME’s network. For the years ended December 31, 2007, 2008 and 2009, CME generated total net revenue of $25.8 million, $63.0 million and $95.9 million, respectively. During the same periods, CME had net income of $7.0 million, $26.4 million and $41.7 million, respectively.

Recent Developments

On December 29, 2009,  the Company announced the redemption of all the outstanding common share purchase warrants issued in the public offering of TMI.  In accordance with the Warrant Agreement governing the warrants, the Company was entitled to redeem the public warrants because the last sales price of its common shares was $11.50 or more for at least 20 trading days within the 30 trading day period ending on December 23, 2009, and because there was a current and effective registration statement covering the common shares underlying the warrants.  At the time of the notice, there were 8,355,000 public warrants issued and outstanding.  Each warrant entitled the holder to purchase from CME one share of the Company’s common stock at an exercise price of $5.50.

On January 12, 2010, Starr Cayman Investments II, LP (“Starr”), the Company and certain subsidiaries and stockholders of the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which Starr acquired shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase shares of common stock for an aggregate purchase price of $30 million at a closing that occurred on January 28, 2010 (the “Closing”).  Concurrently, certain stockholders of the Company transferred 150,000 shares of common stock to Starr for no additional cash consideration.  The warrants entitle the holder thereof to purchase up to 1,545,455 shares of the Company’s Common Stock at an exercise price of $6.47 per share at any time and from time to time prior to January 28, 2015.  Until 6 months after the Closing, Starr is not permitted to transfer or otherwise dispose of its interest in the Preferred Stock, warrants or such 150,000 shares of common stock or in any shares of common stock issued upon conversion of the Preferred Stock or exercise of such warrants (other than to certain permitted transferees or pursuant to certain other customary exceptions).

So long as Starr beneficially owns at least 3% of the Company’s Common Stock on a fully-diluted and as-converted basis, the holders of at least a majority of the shares of Series A Preferred Stock outstanding will be entitled to designate one individual (the “Preferred Director”) to the Company’s board of directors (the “Board”).  For so long as Starr is entitled to designate the Preferred Director, Starr will also have the right to appoint one director to each of the boards of directors of certain subsidiaries of the Company.

In addition, for so long as Starr owns at least 3% of the Company’s Common Stock on a fully-diluted and as-converted basis, the affirmative vote or consent of the holders of at least a majority of the shares of Preferred Stock then outstanding is necessary for effecting: (i) any amendment of the Certificate of Incorporation or Certificate of Designations or Bylaws of the Company or any subsidiary in a manner adverse to the rights, preferences or privileges of the holders of the Series A Preferred Stock; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; or (iii) any material amendment of the agreements pursuant to which the Company controls its operating entities in the People’s Republic of China (“PRC”).

Each Series A Preferred Stock is convertible into a number of shares of the Company’s Common Stock in an amount equal to $30 divided by the then applicable conversion price.  The initial conversion price is $10 per share and is subject to customary anti-dilution adjustments for issuances of shares of Common Stock as a dividend or distribution on shares of the Common Stock.  In addition, each share of the Series A Preferred Stock shall be subject to mandatory conversion at the then applicable conversion price into shares of Common Stock upon the earliest to occur of the following: (i) the closing price of the Company’s Common Stock is greater than or equal to $25 per share for a period of 20 consecutive trading days over any 30 trading day period, (ii) the Company’s market capitalization equals or exceeds $1.2 billion, or (iii) January 28, 2014.

The holders of the Series A Preferred Stock are entitled to vote with the holders of shares of Common Stock on all matters submitted to a vote of the stockholders of the Company.  The holders of the Series A Preferred Stock will be entitled to the same number of votes as the number of shares of Common Stock that the Series A Preferred Stock are then convertible into, subject to a cap mandated by the closing price of the Common Stock on NYSE Amex LLC on January 12, 2010.

In addition, for so long as Starr owns at least 3% of the Company’s Common Stock on a fully-diluted and as-converted basis, Starr will have the right to purchase a pro rata portion of any additional shares of capital stock proposed to be issued by the Company, and will have the right to join certain stockholders in their sale of capital stock of the Company on a pro rata basis, in each case in proportion to Starr’s then current percentage of ownership of the issued and outstanding shares of Common Stock, on a fully diluted, as-converted basis.  As long as Starr owns at least 3% of the issued and outstanding shares of Common Stock, on a fully diluted, as-converted basis, it will also have the right to require certain stockholders to purchase its Preferred Stock and the Common Stock held by Starr or issued upon the conversion of Preferred Stock or exercise of the Purchased Warrants upon the occurrence of the Company’s failure to achieve audited consolidated net profits (“ACNP”) for 2009, 2010 or 2011 are less than $42 million, $55 million and $70 million, respectively (each, a “Profits Target”) or to fulfill certain of its obligations under the Purchase Agreement.  The Performance Adjustment Amount payable in any of 2009, 2010 or 2011 will be a fraction of $343,462,957 which is proportionate to the amount by which the Company’s ACNP in such year falls short of the then applicable Profits Target. The Performance Adjustment Amounts will be payable in cash or stock, but only to the extent such stock, together with the shares of Common Stock acquired or acquirable as a result of Starr’s ownership of the Preferred Stock, the Purchased Warrants and the Transferred Shares, will not exceed 19.9% of the total number of shares of Common Stock of the Company issued and outstanding as of the date of the Purchase Agreement.  In the event that the stockholders subject to the obligation to purchase Starr’s shares under the put right or to obligations under the performance-based adjustment provisions do not comply therewith, Starr will have the right to require such stockholders to sell up to all of the Companys’ capital stock directly or indirectly held by them to a third party pursuant to a managed sale process.

After the Closing, the Company is obligated to, among other things, (i) within 3 months effect the transfer of certain of the assets held in the PRC to other companies controlled by it in the PRC and enter into licensing arrangements with respect thereto, (ii) within 3 months amend the terms of the agreements pursuant to which it controls its operating entities in the PRC to the reasonable satisfaction of Starr, (iii) seek approval from the State Administration for Radio and Television for the broadcasting of certain video programming not later than December 31, 2010 and (iv) implement a program regarding compliance with the US Foreign Corrupt Practices Act not later than April 30, 2010.

On January 29, 2010, CME completed the redemption of its publicly-held warrants and its publicly traded warrants and units ceased trading on the NYSE Amex.  Prior to the Redemption Date, a total of 8,659, 907 warrants were exercised, or approximately 99.68% of all warrants held by the public.  The remaining 27,718 warrants were extinguished at redemption and the holders of those warrants were paid the sum of $0.01 per warrant.  CME received total proceeds from all warrant exercises of approximately $47 million, of which $20.9 million was paid to the former shareholders of HKMDF in accordance with the terms of the Share Exchange Agreement.

Corporate Information

CME’s principal executive offices are located at Room 2805, Central Plaza, Wanchai Hong Kong. CME’s telephone number at this address is (852) 2827-6100.

Industry

Advertising on inter-city express buses represents a new and emerging segment of the advertising market in China. CME believes the growth in demand for advertising and continued development of the express bus sector in China will continue to drive the growth of inter-city express bus advertising.

The Advertising Market in China

One of the Largest and Fastest Growing Advertising Markets

China has the largest advertising market in Asia, excluding Japan, and is the fifth largest advertising market in the world in 2007 by media expenditure. According to ZenithOptimedia, advertising spending in China in 2007 was approximately $15.4 billion, accounting for 15.6% of the total advertising spending in the Asia-Pacific region. ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a CAGR of 12.8% from 2007 to 2011. By 2011, China is projected to account for 19.6% of the total advertising spending in the Asia-Pacific region.

The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China.

CME believes the advertising market in China has significant potential for future growth due to relatively low levels of advertising spending per capita and as a percentage of GDP compared to more developed countries or regions.

The following table sets forth the advertising spending per capita and as a percentage of GDP in 2007 in China compared to more developed countries or regions:

	Advertising Spending in 2007
	Per Capita (US$)	As a % of GDP
China	$11.62	0.5%
Hong Kong	438.63	1.5%
South Korea	206.71	1.0%
Japan	320.76	0.9%
Asia Pacific (weighted average)	29.98	0.8%
United States	586.11	1.3%
United Kingdom	419.79	0.9%

Source: ZenithOptimedia (December, 2008)

Advertising Spending Driven by Rapid Growth in GDP and Disposable Income

The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained growth of China’s GDP and increases in disposable income and consumption of urban residents in China. According to the National Bureau of Statistics of China, China was the third largest economy in the world in 2008 with a GDP of RMB30.1 trillion, which amounted to US$4.4 trillion. In addition, the annual disposable income per capita in urban households increased from RMB7,703 in 2002 to RMB15,781 in 2008, representing a CAGR of 12.7%.

Increasing Significance of New Out-Of-Home Advertising Medium

The advertising market in China can generally be divided into television, newspaper, radio, magazine, Internet, cinema and out-of-home advertising media. Out-of-home advertising is the third largest advertising medium in China after television and newspapers, accounting for 16.7% of total advertising spending in 2007, according to ZenithOptimedia. The percentage is larger than that of Europe, the United States and some other countries in Asia Pacific. Total advertising spending on out-of-home media in China was $2.6 billion in 2007, and is projected to grow to $5.0 billion in 2011, representing a CAGR of 18.0% from 2007 to 2011.

CME believes out-of-home advertising networks are gaining increasing acceptance in China. Out-of-home advertising networks offer advertisers alternative new media to reach audiences more effectively and supplement traditional advertising media such as television, magazine and radio, which may have more limited geographic coverage. Moreover, due to the high cost of advertising on traditional advertising media, in particular, during peak hours on television, out-of-home advertising offers advertisers a more cost effective alternative.

Express Bus Travel in China

The overall economic growth and development of highway systems in China have resulted in increased leisure and business travel among cities in China through highways. According to the National Bureau of Statistics, the total number of passengers traveling on highways reached 22.1 billion in 2008, representing a 7.6% growth from 2007.

Express bus travel is a primary means of transportation in China due to various reasons, including the more comprehensive coverage of highway networks compared to other modes of transportation and relatively low private vehicle ownership in China. Many cities in China are highly dependent on highway transportation and many small and medium-sized cities in China rely on highways as the primary means of transportation outside cities and towns. Inter-city buses on highways also offer the advantages of lower cost, higher frequency and point-to-point convenience relative to rail and air travel, an additional factor which explains the prevalence and continued growth of this mode of inter-city transportation. According to the Ministry of Transport, as of July 31, 2008, there were over 43,000 inter-city express buses with a seating capacity of more than 27 passengers in China. The average monthly passenger traffic on inter-city express buses totaled over 158 million in the seven months ended July 31, 2008. In addition to its large size and continued growth, the express bus market is highly fragmented, with a large number of small-scale operators operating services primarily within certain provinces or regions. At present, there are few large operators with nationwide networks.

China intends to outlay significant expenditures on highway infrastructure construction to promote balanced development in urban and rural areas in China. CME believes the sustained economic growth and a more comprehensive, efficient and convenient highway system will continue to drive express bus travel in China.

Advertising on Inter-City Express Buses in China

Advertising on inter-city express buses represents a new and emerging segment of the advertising market in China, and can be considered part of the out-of-home advertising market. Given the high fragmentation of the express bus market, few bus operators possess the scale to operate a sizable advertising services business by themselves. The large advertising network operators on inter-city express buses therefore tend to be independent advertising companies who have entered into concession agreements with numerous bus operators to display advertising inside their buses. The advertising market on inter-city express buses is itself also highly fragmented, with only a few large players known to possess significant market share in China. According to the Ministry of Transport, as at July 31, 2008, over 90,000 television displays were installed on inter-city express buses in China.  Out of these, over 37,000 television displays utilized hard disk drive players, and the remainder used DVD players, CF cards and other audio-visual technologies. CME believes hard disk drives represent the most effective technology at present to operate television advertising on inter-city express buses.

As an advertising medium, CME believes advertising on inter-city express buses possesses the following characteristics:

•
Effective audience reach.  The large number of passengers on inter-city express buses in China provide advertisers with a large and growing target audience. The displays installed on inter-city express buses are often the only form of media provided in such environments. Passengers are more willing to watch the programs on the displays and the accompanying advertisements.

•
Cost effectiveness.  Advertising placed on inter-city express buses, where a large number of people congregate, can reach consumers at a lower cost than most other traditional media advertising, such as on television at home.

•
Attractive target demographics.  Most of the passengers traveling on inter-city express buses belong to China’s emerging middle class, with higher than average income and purchasing power. Many of the passengers are business travelers, including distributors who own their businesses in small- and medium-sized cities and frequently travel to larger cities to engage in wholesale procurement and trading. These passengers have strong purchasing and decision-making power for their businesses, presenting wholesale and long-term business opportunities to advertisers in addition to retail sales. The volume and the quality of such target audience are attractive to advertisers for the promotion of their products and services.

•
Increasing acceptance.  CME believes that television advertising networks on inter-city express buses have gained increasing acceptance among three major groups: express bus operators, highway travelers and advertisers. CME believes many express bus operators have chosen to partner with digital media companies to reduce their operational costs, and improve the overall passenger experience. Digital media networks provide passengers with informative and entertaining content or otherwise provide an outlet to fill idle time, which may help to enhance the overall passenger experience and add value to the services provided by express bus operators. CME believes advertisers have increasingly chosen digital media advertising on inter-city express buses due to their high receptivity among passengers and ability to reach large audiences with favorable demographics in a cost effective manner.

Competitive Strengths

The largest television advertising network on inter-city express buses with an early entrant advantage in China

CME believes it operates the largest television advertising network on inter-city express buses in China. According to CTR Market Research, as of July 31, 2008, CME’s advertising network accounted for 81% of all inter-city express buses installed with hard disk drive players and 55% of all inter-city express buses installed with any type of television display. In the first seven months of 2008, a monthly average of over 53 million passengers traveled on inter-city express buses within CME’s network, representing 85% and 57%, respectively, of the passenger traffic on inter-city express buses installed with hard disk drive players and with any type of television display, respectively. CME believes its large-scale network capable of reaching a sizeable audience traveling within economically prosperous regions in China presents an attractive proposition to advertisers.

The ability to maintain and enhance CME’s leading market position

CME believes it has the following competitive strengths that would allow it to maintain and enhance its position as the largest television advertising network on inter-city express buses in China:

•
Early entrant advantage.  CME commenced its advertising services business in November 2003 and was amongst the first companies to engage in digital television advertising on inter-city express buses in China. CME rapidly established a sizeable nationwide network, occupying a significant market share. CME’s early entry into the market has also enabled it to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry.

•
Long-term agreements with a large number of bus operators.  CME has entered into long-term framework agreements with a large number of bus operators, enabling it to occupy a significant market share and to create significant entry barriers for potential competitors. CME has entered into long-term framework agreements with 40 inter-city express bus operators for terms ranging from five to eight years. As of July 31, 2008, the number of buses within CME’s network accounted for 81% of all inter-city express buses installed with hard disk drive players and 55% of all inter-city express buses installed with any type of television display, according to CTR Market Research.

•
Scale of operations.  CME believes it has achieved the scale of operations that is not only attractive to advertisers but also allow it to capitalize on cost synergies. CME’s network with over 16,000 inter-city express buses covers all four municipalities and seven economically prosperous provinces in China. The large number of inter-city express buses in CME’s network in economically prosperous regions in China has enabled it to attract a significant number of clients. During 2009, more than 450 advertisers directly or indirectly purchased advertising time on CME’s network.

•
The sole strategic partner designated by an entity affiliated with the Ministry of Transport.  In October 2007, CME entered into a five-year cooperation agreement with an entity affiliated with the Ministry of Transport of the People’s Republic of China to be the sole strategic partner in the establishment of a nationwide in-vehicle television system displaying copyrighted programs on buses traveling on highways in China. The cooperation agreement gave CME exclusive rights to display advertisements on the system. In November 2007, this entity issued a notice regarding the facilitation of implementation of the system contemplated under the cooperation agreement to municipalities, provinces and transportation enterprises in China.

A highly effective and efficient advertising network

CME believes its network is a highly effective and efficient. According to a survey conducted by CTR Market Research in July 2008 on bus services originating in eight major cities, on average, 81% of all passengers said they had watched the television displays on CME’s network, and almost 80% said they regularly watched the displays on the network. CME believes the effectiveness of its advertising network is demonstrated by the following characteristics:

•
Enclosed and comfortable environment with minimal distraction.  The majority of the inter-city express buses within CME’s network are equipped with leather seats and air-conditioning, providing a comfortable environment which makes the audiences more receptive to the content displayed. Passengers are required by law to be seated during journeys on expressways, thereby enabling passengers to view the content displayed on CME’s network with little view obstruction.

•
Inter-city travel increases length of exposure.  Inter-city travel in China typically takes a number of hours. Audiences are therefore exposed to the content displayed on CME’s network for a significantly longer period of time than on shorter-distance travel. According to a survey conducted by CTR Market Research in July 2008 on bus services originating in eight major cities, the average duration of a journey on buses within CME’s network took two and a half hours. As CME displays advertisements in ten-minute blocks after every 30 minutes of entertainment content, the audiences can potentially view the same advertisement up to three times per journey. CME believes repeated exposure to the same advertisement significantly increases its effectiveness.

•
CME’s patented automated control systems ensure uninterrupted display.  CME’s patented automated control systems are designed to ensure the automatic initiation of the entertainment content and advertisements on the displays whenever the driver opens the doors of the buses, and ensure continuous display throughout the journey. This prevents interruption due to actions of bus drivers or passengers during the journey.

The audience reach of CME’s network

CME believes its network allows its clients to launch campaigns for both products with mass appeal as well as campaigns targeting specific geographies and audience profiles. Clients who wish to promote widely consumed products such as food and beverage are able to reach a large number of passengers through CME’s network. Clients wishing to promote luxury or high-end products and services may focus their advertising on airport shuttle buses, or in selected municipalities and provinces with more affluent travelers.

In addition, CME believes many advertisers are drawn to its network because of the penetration of small to medium-sized cities in China. Due to the penetration of CME’s network, advertisers are able to target wholesalers and distributors in small to medium-sized cities who travel frequently to larger cities to engage in wholesale procurement and trading. Many wholesalers and distributors rely on inter-city express buses as their primary means of transportation between cities. The ability to target such distributors further enhances the appeal of CME’s advertising network.

CME believes that the effectiveness and extensive coverage of its network will continue to allow it to maintain its existing clients, enhance client loyalty and attract new clients.

A highly price competitive advertising medium

The CPM, or cost of reaching a thousand viewers, of advertising on CME’s network is significantly lower than that of other advertising media, including local television channels and other out-of-home advertising media. According to CTR Market Research, as of July 31, 2008, the CPM for every 15 seconds of advertising on CME’s network in eight major cities represented only a small fraction of the CPM for advertising on local television channels in those cities. CME believes the low CPM of advertising on its network presents a highly compelling proposition to advertisers, and presents potential room for future increases in its rates.

City	CPM of Advertising on CME’s Network	CPM of Advertising on Local Television Channels
	(In RMB for every 15 seconds)
Shanghai	3.61	140
Guangzhou	3.22	114
Xiamen	3.06	255
Fuzhou	2.61	268
Nanjing	2.58	153
Changzhou	2.58	317
Tianjin	2.56	59
Beijing	2.14	133

Source: CTR Market Research as of July 31, 2008

Strong Value Proposition

CME believes its success has resulted from its strong value proposition to various parties involved in its business, including its clients, the inter-city express bus operators participating in its network, and the content providers of entertainment programs. CME provides its clients with an alternative advertising medium that it believes is more effective and price competitive than other advertising media. In addition, CME provide its bus operator partners with a source of incremental revenue from concession fees, and a source of entertainment for their passengers which enhances their service, without the need for them to invest in and incur ongoing costs of operating the displays. Moreover, CME’s extensive network in China offers its content providers an alternative channel to effectively promote their brand to a wider audience otherwise more difficult or expensive to reach through conventional distribution channels. CME believes its strong value proposition to various parties involved in its business will enable it to sustain its long-term business growth.

Strong Management Team with Extensive Experience

CME has an experienced management team. In particular, Zheng Cheng, its founder, chairman and chief executive officer has over ten years’ experience in business management. He demonstrated his entrepreneurship and business leadership by starting up CME’s business in November 2003 and having successfully grown CME’s business to become the largest digital television advertising network operator on inter-city express buses in China with a strong client base and significant financial growth in less than five years. He also secured CME’s status as the sole strategic alliance partner of TTAVC and initiated the invention, application and registration of patent protection for its automated control systems. In order to successfully manage and expand CME’s business in an efficient and cost effective manner, he exerted significant efforts in the refinement of its management system and business process. Fujian Fenzhong received recognition in December, 2007 by the China Advertising Association, an independent industry association, as a first-class media advertising enterprise in China. CME believes its certification demonstrates its ability to pass stringent evaluation standards, including its scale of operation, quality of human resources, quality of services and influence in the industry. In addition, on January 17, 2008, Fujian Fenzhong received ISO 9001:2000 certification according to the standards of China National Accreditation Service and International Accreditation Forum. CME believes such ISO certification demonstrates its ability to meet international standards in its management system. In addition to Mr. Cheng, CME’s management’s team includes Jacky Wai Kei Lam, its Chief Financial Officer, Jian Yu, its Chief Operating Officer, Jinlong Du, its Chief Marketing Officer, Biaoxing Chen, its Chief Technology Officer, Weisheng Liu, its Chief Administration Officer and Zhuofeng Zheng, its financial controller.  CME believes a well established management system allows it to operate its business to the satisfaction of clients in an efficient and cost effective manner.

CME Strategies

CME’s objectives are to strengthen its position as the largest digital television advertising network on inter-city express buses in China and continue to achieve rapid growth. CME intends to achieve these objectives by implementing the following strategies:

Expand the Coverage and Penetration of its Advertising Network on Inter-City Express Buses

CME intends to expand the coverage and penetration of its out-of-home digital televisions advertising network on inter-city express buses to further grow its revenue. CME intends to achieve this through the following means:

•
Increase the number of inter-city express buses within its network.  CME intends to enter into new long-term framework agreements with other express bus operators not already participating in its advertising network. Such efforts would enable CME to have a more comprehensive coverage and deeper penetration into small and medium-sized cities in China.

•
Expand the geographic converge of its network.  CME intends to expand into new regions to increase the geographic coverage of its network. For example, CME expects to enter into new provinces and regions in the future, including Shandong, Zhejiang, Hunan, Heilongjiang, Jilin, Liaoning, Yunnan, Guangxi, Shanxi. To further increase the penetration of its network, CME intends to increase the coverage of its advertising network to county level cities in various provinces in China highly dependent on highway transportation for connection outside these cities. CME believes the breadth and penetration of its advertising network with nationwide coverage would provide its clients with a wider and more diverse distribution network for their advertisements.

•
Increase coverage of routes connecting prosperous coastal cities.  CME intends to expand the fleet of inter-city express buses traveling in economically prosperous coastal cities and provinces, including those traveling to and from airports and tour buses, to enhance the reach of its network to more affluent and business travelers with strong purchasing power.

Broaden Revenue Sources

CME aims to seek to broaden its revenue sources to further augment its potential revenue growth through providing additional advertising channels to advertisers and new services to passengers:

•
Separately package advertising time slots on airport shuttle buses, tour buses and buses servicing the commute between supermarkets and residential communities for sale to its clients.  CME intends to separate advertising time slots on buses based on the purpose of travels for sale to its clients. This will enable advertisers to effectively target more specific audience profiles. For example, advertisers who wish to promote luxury and high-end products and services may focus their advertisings on airport shuttle buses, or in selected municipalities and provinces with more affluent travelers. To further increase the number of airport shuttle buses carrying its network, CME intends to enter into contracts with bus operators that connect Beijing, Tianjin and Xiamen with the airports servicing these metropolitan areas. Advertisers in the hotel, dining and travel and leisure industries are able to purchase advertising time slots on tour buses carrying CME’s network. Advertisers with their products for sale on supermarket shelves are able to purchase advertising time slots on buses that service the commute between supermarkets and residential communities. CME believes the development of these separate networks would enable it to broaden its revenue sources and generate incremental revenue.

•
Generate revenue from the display of soft advertisements packaged as entertainment content.  CME seeks to generate revenue from displaying entertainment programs which are effectively soft advertisements, for a variety of products and services. Examples of such advertisements include travel programs featuring hotels, restaurants and tourist destinations, and fashion shows featuring lines of clothing being the subject of promotion.

•
Establish stationary advertising media.  CME intends to establish stationary advertising media at inter-city express bus terminals to complement its business. These include digital billboards or liquid emitting diodes, or LEDs, installed at bus terminals to target passengers during their waiting time. CME expects this expansion would increase the value of its network by increasing the size of the audience reachable and by extending the exposure for advertisers. In addition to providing an additional source of revenue, CME believes this initiative would increase demand for its services and enable it to charge higher rates.

•
Offer new services to advertisers and passengers.  CME intends to feature hotels, spa resorts, local restaurants on its network while displaying the logo, telephone numbers and other contact information of relevant service providers and charge advertising fees. In addition, CME plans to handle bookings through call centers or short messages for the convenience of passengers who are attracted to relevant services featured on its network. CME plans to share revenue resulting from bookings through call centers or short messages with relevant service providers participating in its value-added service programs. CME may also seek to provide drinks sponsored by advertisers or offer other merchandise for sale on the inter-city express buses carrying its network.

Increase CME’s Average Advertising Rates

CME aims to maximize its average advertising rates through the following means:

•
Sell first few minutes of the advertising time slots at higher rates.  Advertisers generally consider the first few minutes of each advertising time slot to be more effective than the remaining few minutes toward the end of the advertising time slot. As a result, CME intends to separately package the first few minutes of each advertising time slot for sale at a higher price, which CME believes would increase its average advertising rates.

•
Expand the coverage and penetration of its advertising network.  CME believes expanded coverage and penetration of its advertising network would increase the effectiveness and attractiveness of its network to advertisers, thereby enabling it to increase its average advertising rates.

•
Capture increased advertising spending on its advertising network from its clients.  CME intends to compete for a larger portion of its clients’ advertising budget relative to other media. CME believes increased demand for advertising time on its network will enable it to charge higher average advertising rates. CME’s network is capable of reaching a large audience in transit who are otherwise more difficult or expensive to reach through conventional media. Currently, the CPM of advertising on CME’s network is significantly lower than that in other advertising media, including both traditional and new out-of-home media. Compared to other out-of-home advertising networks with coverage limited to buildings, airplanes, airports or public transportation of a particular city, CME’s network has a wider geographic coverage with lower CPM. In light of the characteristics of its advertising network, CME believes it will be able to capture an increasingly larger portion of its clients’ advertising budgets while charging higher advertising rates, as the acceptance of its advertising medium continues to grow.

•
Enhance the effectiveness of its advertising network.  CME intends to continue to improve the environment in inter-city express buses by installing additional digital television displays on each bus and offering a wider range of content attractive to the target audience. CME believes such enhancements will make its advertising network more effective and attractive to advertisers and advertising agencies.

•
Attract national and international brand name advertisers to purchase its advertising time.  CME believes the effectiveness of its network would continue to attract more international and national brand name advertisers to purchase advertising time slots from it through advertising agencies or directly. CME believes increased demand from advertising agency clients and direct clients would enable it to charge higher average selling price. CME also intends to penetrate further the local advertising markets by appealing to local advertisers who typically utilized other types of advertising media.

Seek and Maintain Strategic Partnerships and Merger and Acquisition Opportunities

CME intends to continue to maintain and pursue strong relationships with government authorities in China in charge of regulating the industries related to its business. CME seeks to maintain communication channels with the Ministry of Transport to facilitate the delivery of its services and implementation of the government’s policy initiatives with respect to the display of copyrighted programs on inter-city express buses. CME seeks to leverage its government relationships and industry connections to increase the penetration of its services in its existing and prospective advertising network.

CME aims to continue expanding the scale of its advertising network and the type of media platforms it employs through strategic relationships and mergers and acquisitions. CME seeks to enter into strategic relationships or merger and acquisition agreements with local companies capable of delivering customized, time-specific and local-oriented content. CME believes strategic partnership and merger and acquisition opportunities would allow it to utilize their resources to facilitate local penetration.

CME’s Advertising Network

CME displays entertainment programs and advertisements on inter-city express buses carrying its network. Inter-city express buses refer to buses traveling directly in between cities through expressways in China with a seating capacity of more than 27 passengers per bus. Typically, two to three digital television displays are installed on each inter-city express bus participating in CME’s network. As of June 30, 2009, CME’s digital television advertising network consisted of over 16,000 express buses and over 34,000 digital television displays. For the seven months ended July 31, 2008, on average 53 million passengers traveled on inter-city express buses within CME’s network every month.

According to reports CME commissioned from CTR Market Research, CME had an approximate 85% share of passenger traffic on inter-city express buses installed with hard disk drive players, and an approximate 57% share of passenger traffic on inter-city express buses installed with all types of display technologies in China. The following table sets forth CME’s market share for inter-city express buses installed with hard disk drive players, and inter-city express buses installed with all types of display technologies, in terms of the number of buses, the number of displays and passenger traffic, as of July 31, 2008.

As of July 31, 2008	Inter-City Express Buses Installed with Hard Disk Drive Players	Inter-City Express Buses Installed with all Types of Television Display Technologies
CME’s share in terms of number of buses	81%	55%
CME’s share in terms of number of screens	82%	57%
CME’s share in terms of passenger traffic	85%	57%

Source: CTR Market Research

As of December 31, 2009, CME’s network covered inter-city express bus services originating in fourteen regions, including the five municipalities of Beijing, Shanghai, Guangzhou, Tianjin and Chongqing and nine economically prosperous provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Hubei, Anhui, Hebei, Shandong and Shanxi]  These fourteen regions in aggregate generated more than half of China’s GDP in 2007, according to the National Bureau of Statistics of China. Many of the cities connected in CME’s network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China.

CME’s Advertising Services

CME displays entertainment programs interspersed with advertisements, with a ten-minute block of advertising shown after every thirty minutes of entertainment programming. The entertainment programs enable CME to capture the attention of the passengers to increase the effectiveness of advertisements displayed on its platform. The passengers traveling on inter-city express buses included in CME’s advertising network are the target audience of its clients.

The advertisements displayed on CME’s network are provided by its clients approximately seven days prior to their display on CME’s network. The design and production of advertisements displayed on CME’s network are undertaken by independent third party professional advertising agencies. CME inspects the content of the advertisements for purposes of compliance with applicable laws and regulations and reserves the right to request a revision of content it believes may be in violation of applicable laws and regulations and to reject the display of such advertisements if the content is not revised or if the content may still be, in CME’s view, in violation of applicable laws and regulations after revision. CME’s in-house production department combines the entertainment programs provided by CME’s content suppliers with advertisements provided by CME’s clients for display on CME’s platform.

Audience Profile

According to the surveys conducted by the CTR Market Research in selected cities, namely, Shanghai, Beijing, Guangzhou, Tianjin, Nanjing, Fuzhou, Xiamen and Changzhou, in July 2008, the audience of CME’s network have the following overall characteristics:

•	the average age is 30 years old;

•	the average household income is over RMB5,800 per month and the average individual income is over RMB3,300 per month;

•	the primary purposes of travel include business, travel and leisure and visiting families and friends;

•	over 50% of the target audiences have received a diploma, college degree or higher education;

•	over 40% of the target audiences are professionals, managers, executives and business owners; and

•	over 40% of the target audiences are frequent travelers that take inter-city express buses for more than once a month.

CME believes its network is highly attractive to advertisers because they are capable or reaching large amounts of relatively young, income generating, well-educated and successful passengers who travel frequently on inter-city express buses in China.

Clients

CME derives all of its revenue from selling advertising time slots to its clients. CME generates revenue from two types of clients: advertising agencies which purchase advertising time slots from it and resell such time to advertisers and advertising clients which directly purchase advertising time slots from CME. CME generates a majority of its revenue from selling advertising time slots to advertising agencies which in turn sell such time to advertisers. For the year ended December 31, 2009, CME derived 78.6% of its revenue from selling advertising time slots to advertising agencies and the remaining 21.4% of its revenue directly from advertisers. During the same period, CME’s top ten clients and the single largest client accounted for 45.0% and 6.9%, respectively, of its total revenue.

Sales and Marketing

As of December 31, 2009, CME employed an advertising sales force of 65 employees. CME’s sales force focuses their efforts on studying CME’s clients’ sales and marketing strategies, analyzing their needs and providing tailored advertising solutions to suit their needs. CME also utilizes its network to promote its own brand and business.

To provide assurance to its clients that CME performs its contractual obligations by displaying their advertisements on CME’s network according to CME’s contracts, CME commissions CTR Market Research each month to conduct independent verification studies. In this connection, CTR Market Research dispatches personnel to take the inter-city express buses carrying CME’s network to conduct random inspections of CME’s advertising services without its knowledge and compiles reports based on the findings they gathered. CME provides such reports to its clients on a monthly basis.

Advertising Contracts

CME typically enters into one-year contracts with its advertising agency clients. CME’s advertising agency clients usually enter into contracts with it at the beginning of the year and purchase a specified amount of advertising time for the entire year.

The key terms of one-year contracts with advertising agency clients include:

•	the average advertising rate for every thirty seconds;

•	the number of minutes the advertisements will be displayed each month; and

•	the aggregate advertising fees payable in that year.

CME has also entered into long-term framework agreements with two of its advertising agency clients for a term of three years starting from January 1, 2008 to December 31, 2010. In addition to the contract terms typically included in the contracts with advertising agency clients, the long-term framework agreements also specify the permissible range of annual increase in the average selling prices, which is between a minimum of 20% and a maximum of 50%.

CME usually enters into six-month or short-term contracts with its direct advertising clients. Such short-term contracts are intended to give the clients flexibility to purchase advertising time slots or increase orders for CME’s advertising time slots as the clients introduce new products or services or when they augment their marketing efforts during peak seasons. The key terms of such short-term contracts include:

•	the municipality or province in which the advertisements will be displayed;

•	the number of buses on which the advertisements will be displayed in any given municipality or province;

•	the duration of advertising time in terms of seconds;

•	the number of months in which the advertisements will be displayed; and

•	the aggregate advertising fees payable.

CME sells advertising time slots by the number of minutes or seconds in a particular municipality or province for a period of a few months to one year. Moreover, although inter-city express buses carrying CME’s network frequently travel across municipalities and provinces in China, it sells advertising time slots based on the municipality or province from which the buses depart. Further, CME typically uses the price to display advertisements for thirty seconds per month as the unit price. As a result, the total contract price payable by CME’s clients is calculated by multiplying the unit price with the units contained in the number of minutes displayed per month and the number of months in which the advertisements are displayed. The outstanding advertising fees are typically paid by clients on a monthly basis.

List prices are set by reference to a combination of factors, including local economic conditions, the advertising fees charged by other advertising media, including local satellite television operators, and the number of inter-city express buses carrying CME’s network. Generally, the list prices in Shanghai and Jiangsu are higher than those in Beijing, Tianjin, Guangdong and Fujian, which, in turn, are higher than those in Sichuan and Hebei. The actual selling prices are lower than the list prices because CME usually offers its clients discounts at a certain discount rate based on negotiations with its clients. These discounts will net of the actual selling price to determine the final invoiced price and the revenue will be recorded based on the discounted price.

CME adjusts advertising fees each year based on a number of factors, including the advertising fees charged by traditional advertising platforms such as television operators, the advertising fees charged by other out-of-home advertising network operators, the number of inter-city buses carrying CME’s network, the extent of coverage of CME’s network and the estimated number and characteristics of audiences reachable through CME’s network.

CME generally requires its clients to submit advertising content at least seven days prior to the first display for compliance review. CME also reserves the right to refuse to disseminate advertisements that are not in compliance with applicable laws and regulations.

Bus Operator Partners

As of December 31, 2009, CME has entered into long-term framework agreements with 45 inter-city express bus operators in China with terms ranging from five to eight years. As of December 31, 2009, a total of over 20,000 inter-city express buses, including airport shuttle buses and tour buses, carry its network.

The long-term framework agreements give CME the concession rights to install its patented automated control systems on the inter-city express buses carrying CME’s network. CME installs such equipment and control systems at its own cost. CME has also purchased from the bus operators digital television displays previously installed in a portion of the inter-city express buses carrying CME’s network. These equipment and control systems serve as CME’s advertising platform. CME enters into contracts with the inter-city express bus operators participating in its network each year to update the number of buses carrying CME’s advertising network and the concession fees payable per bus for that year. The concession fees payable to the inter-city express bus operators are subject to an increase at a minimum of 10% and a maximum of 30% per year. CME settles its concession fees with the inter-city express bus operators on a monthly basis based on the actual number of buses carrying CME’s network in the preceding month.

Cooperation Agreement with the Transport Television and Audio-Video Center

In October 2007, CME entered into a five-year cooperation agreement with the Transport Television and Audio-Video Center, or TTAVC, an entity affiliated with the Ministry of Transport of the People’s Republic of China to be the sole strategic alliance partner in the establishment of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. TTAVC was first established in 1989 and restructured as a division under the China Communications News Press by the Ministry of Transport in November 2007. TTAVC is the only film and television production entity affiliated with the Ministry of Transport and is in charge of reporting of important news through the transportation industry. Under the cooperation agreement, CME is responsible for the installation of hard disk drives and audio and visual equipment, including their repair and maintenance, at its own cost. CME retains ownership and the right to operate such equipment and systems. CME is also obligated to ensure the display of copyrighted programs on the system. The cooperation agreement gives CME exclusive rights to display advertisements on the system. The cooperation agreement also provides CME the rights to display its logo on the buses carrying its network.

To implement a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China, TTAVC is obligated to reaffirm CME’s status as the sole strategic alliance partner in documents it enters into with relevant bus operators. TTAVC is also obligated to notify and coordinate meetings with relevant bus operators to facilitate CME in the implementation of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. TTAVC has the right to inspect whether content displayed on the system is copyrighted, whether CME performs its obligations to provide content and whether the equipment and systems CME provides function properly.

TTAVC is obligated to ensure CME’s status as its sole strategic alliance partner. In the event TTAVC enters into agreements with third parties to engage in the same type of project in breach of such obligations, it is liable for damages at ten times the value of the equipment and systems, which is equivalent to RMB40,000 per unit.

In November 2007, TTAVC issued a notice requesting municipalities, provinces and transportation enterprises in China to facilitate the implementation of the system contemplated under the cooperation agreement.

Suppliers

Content Suppliers

Currently, the content displayed on CME’s network includes a wide range of free entertainment content obtained from Fujian SouthEastern Television Channel and Hunan Satellite Television and a limited amount of copyrighted programs obtained from the Audio and Video Publishing House of Fujian Province. CME seeks to secure additional content suppliers in the future to enhance the diversity and attractiveness of its content as it continues to expand its business.

On September 1, 2006, CME entered into a cooperation agreement with Fujian SouthEastern Television Channel operated by Fujian Radio, Film, and Television Group. Under this agreement, CME obtains five to ten hours of free entertainment content from Fujian SouthEastern Television Channel each month. CME is obligated to display Fujian SouthEastern Television Channel’s logo while showing the content on its network. Currently, CME is the only in-vehicle advertising network operator to receive free content from Fujian SouthEastern Television Channel. The agreement with Fujian SouthEastern Television Channel has a term of nine years starting from September 1, 2006 to August 31, 2015 and CME expects to renew the agreement upon expiration.

On August 25, 2008, CME entered into a cooperation agreement with Hunan Satellite Television operated by Hunan Satellite Programming Company Limited to obtain additional entertainment content to further enhance the variety of its programming. Under this agreement, Hunan Satellite Television provides CME with five to twelve hours of free entertainment content each month. In addition, the agreement authorized CME to act as the agent to source advertisers within Fujian to show advertisements on Hunan Satellite Television. CME expects to enter into additional agreements with Hunan Satellite Television to separately govern the arrangement and pricing of such advertising agency business. The agreement with Hunan Satellite Television has a term of two years starting from September 1, 2008 to August 31, 2010 and CME expects to renew the agreement upon expiration.

The arrangements with Fujian SouthEastern Television Channel and Hunan Satellite Television allow CME to obtain quality entertainment programming at no cost. In addition, CME’s network offers its content providers a new alternative channel to promote their brands to a wider audience which would otherwise be more difficult or expensive to reach through conventional distribution channels.

Equipment Supplier

The primary equipment and control systems required for the operation of CME’s business consists of digital television displays, hard disk drives and firmware, and CME’s patented automated control systems. Maintaining a steady supply of such equipment and control systems is important to its operations and the growth of its digital television advertising network. CME purchases all of CME’s equipment and control systems exclusively from Hangzhou Yusong, an independent third party. On August 1, 2008, CME entered into a patent license agreement with Hangzhou Yusong which contains specific provisions on Hangzhou Yusong’s strict confidentiality obligations as regards the information of CME’s patent to protect its patented technology. See the section entitled “RISK FACTORS — Risks Relating to CME’s Business — CME relies on one equipment supplier, Hangzhou Yusong Electronic Technology Co., Ltd., or Hangzhou Yusong, to manufacture its patented automated control systems”. Other than certain components incorporated in CME’s equipment and control systems, such as hard disk drives and integrated circuit chips that are imported from overseas, Hangzhou Yusong manufactures CME’s equipment and control systems in house.

Hangzhou Yusong is a supplier of audio and visual equipment and control systems for bus companies and out-of-home advertising network operators on intra-city public mass transportation and inter-city long-distance buses in China. Hangzhou Yusong has approximately 25 branch offices and more than 300 service centers in China to meet CME’s after-sale service needs. The equipment and control systems provided by Hangzhou Yusong are covered by a warranty period of five years, after which CME pays for the cost of replacement of parts for repair and maintenance. Hangzhou Yusong has been CME’s supplier since 2003 and CME has not experienced any material delay or interruption in the supply of its digital television displays or its patented automated control systems in the past.

CME’s Equipment and Patented Automated Control Systems

Digital Television Displays

CME uses liquid crystal displays, or LCDs, on its digital television advertising network. LCD is a thin and flat digital display device. The sizes of digital television displays installed on CME’s network range from 15 by 15 inch to 17 by 17 inch. On average, two to three digital television displays are installed on each inter-city express bus within CME’s network. For the years ended December 31, 2006, 2007, 2008 and 2009, the number of digital television displays installed on CME’s network was 2,252, 22,361, 33,306 and 41,216, respectively.

Hard Disk Drives and Firmware

CME employs hard disk drives and firmware therein to store entertainment programs and advertisements. Hard disk drives are connected to the digital television displays to deliver image. Hard disk drives are also connected to amplifiers for connection with the audio systems to deliver sound.

The employment of hard disk drives and firmware therein enables CME to upload and download data in high volumes, ensure the display of advertisements for ten minutes after every thirty minutes’ display of entertainment programs. Compared to the employment of DVDs or CF cards, the employment of hard disk drives and firmware make the quality of image and sound display on CME’s system less susceptible to interruptions while the buses are in motion.

Patented Automated Control Systems

The principal components of CME’s patented automated control systems include a switch, a decompressing and pressure stabilizing device and a transmitter. The switch is connected to the electric doors of the buses, making it possible to initiate CME’s equipment and systems whenever the driver opens or closes the electric doors of the buses in preparation for departure. The decompressing and pressure stabilizing device lowers the voltage from the switch from 24 to 12 voltage and keeps the voltage at that level. The transmitter is connected to the hard disk drive, the amplifier and the digital television displays to deliver image and sound.

The advantage of CME’s utility patent is that the switch is connected with and automatically controlled by the opening and closing of the electric doors on the buses and there are no separate switches affixed to the hard disk drive and related equipment installed on the buses carrying CME’s network. By automatically controlling its equipment and systems through the opening of the electric doors, CME is able to ensure initiation of its entertainment programs and advertisements whenever the driver opens the electric doors of the buses in preparation for departure and continuous display of the programs throughout the long-distance journey. Moreover, the lack of separate switches affixed to the hard disk drive and related equipment makes it less likely for drivers or passengers to turn off the program during the journey.

Programming

Fujian Fenzhong holds the Permit to Produce and Distribute Radio and Television Programs issued by the Fujian Provincial Bureau of Radio and Television on May 4, 2009 with a validity period of 2 years, which allows Fujian Fenzhong to produce and distribute a series of programs, including TV dramas, special coverage, entertainments and cartoons. CME expects that upon expiration, the Permit to Produce and Distribute Radio and Television Programs will be renewed by the Fujian Provincial Bureau of Radio and Television. CME intends to submit the annual audit information to the Fujian Provincial Bureau of Radio and Television, which the bureau will use to assess the annual operation of CME as a producer and distributor of radio and television programs for the purpose of determining whether CME has the ability to produce good quality radio and television programs. No costs are expected to be incurred in connection with such renewal.

CME has an in-house production department in charge of combining the entertainment programs provided by its content suppliers and advertisements provided by its clients. CME pays royalties to obtain the right to display certain foreign and domestic films on its network and obtain other copyrighted content for free from SouthEastern Satellite Television and Hunan Satellite Television. Currently, CME has the following major categories of entertainment programs:

•	Express Phantom, a movie channel with foreign and domestic films, movie preview and information on recent box office hits;

•	Express Tunes, a music video channel with pop songs of artists from Hong Kong, China and Taiwan, classical music and other types of music;

•	Express Opera, a channel with classical Chinese opera and drama, talk shows, dancing shows and circus shows;

•	Express Travel Companion, a travel channel with introduction of popular foreign and domestic destinations and travel information; and

•	various other entertainment programs provided by SouthEastern Satellite Television, such as Super Star Face.

Currently, CME manually updates its entertainment programs on twice a month and advertisements once a month. CME expects to upgrade its existing equipment and control systems to automatically update its entertainment programs upon arrival of the express buses included in its advertising network at the bus terminals. CME believes such upgrade would not only allow for more frequent updating of the content to increase the attractiveness of its advertising network among the target audience and the advertisers but also enable it to reduce cost of overhead incurred from manual update.

Supporting Services

CME strives to deliver its services to the satisfaction of all relevant parties, including inter-city express bus operators, its clients and passengers. Pursuant to CME’s agreement with Hangzhou Yusong, its local service centers would respond to CME’s repair and maintenance request within 3 hours in the event of a bus operator notifies CME of a breakdown of its equipment and control systems. In addition, CME has a client service hotline to handle clients’ feedback on the display of their advertisements, including whether their advertisements are displayed according to agreements and the color and sound quality of the display of their advertisements. Further, CME has two toll free 24-hour service hot lines to handle feedback from or complaints by passengers.

Intellectual Property

Copyright

CME obtains copyrighted entertainment programs from Fujian SouthEastern Satellite Television and Hunan Satellite Television. Unless the copyright protection for the content CME displays on its platform has expired and belongs to the public domain where payment of royalties is no longer required, CME pays royalties to relevant copyright holders, currently the Audio and Video Publishing House of Fujian Province, to obtain the right to display the content on its advertising platform. For example, CME pays royalties to obtain the right to display certain copyrighted films on its network. Such business practice complies with the policy initiative by the TTAVC under the Notice to establish a nationwide television system that displays copyrighted programs on buses traveling on highways in China.

Patent

CME’s automated control systems received utility patent protection granted by the State Intellectual Property Office to Zheng Cheng, its chairman and chief executive officer for a term of ten years beginning from July 16, 2005. Zheng Cheng and Fujian Fenzhong executed a Patent Transfer Contract on January 2, 2007, by which Zheng Cheng transferred the patent to Fujian Fenzhong, such patent transfer has been registered with State Intellectual Property Office of the PRC.  The State Intellectual Property Office of the PRC issued a Notice on July 3, 2009 to announce that Fujian Fenzhong became the owner of the patent. Moreover, on August 1, 2008, Zheng Cheng and Fujian Fenzhong entered into a patent licensing agreement with Hangzhou Yusong pursuant to which Hangzhou Yusong obtains a license to manufacture CME’s equipment and control systems based on CME’s patented technology. Such payment to Zheng Cheng has been recognized as deemed dividend paid to Zheng Cheng.

No third parties, including other advertising network operators, are permitted to use the technology protected by CME’s patent to engage in their businesses.

Trademark

Zheng Cheng, CME’s chairman and chief executive officer, submitted an application to register the graphic and characters incorporated in its logo in Category 35 with the Trademark Bureau in his own name on July 11, 2005. The Trademark Bureau accepted his application on September 27, 2005 but partly rejected the application in December 2008. On December 29, 2008, Zheng Cheng filed an application for review of the rejection, which is still pending the examination of the Trademark Bureau. Zheng Cheng transferred his application rights under such trademark application to Fujian Across Express Information Technology Co., Ltd. (the “Fujian Express”) which was approved by the Trademark Bureau on May 20, 2009.

The trademarks “Fenzhong TV” and “Mandefu”, each owned by Zheng Cheng, have been registered with the Trademark Bureau. On June 30, 2009, Zheng Cheng signed a trademark transfer agreement with Fujian Express and transferred his rights to these trademarks to Fujian Express. Such transfer is subject to, and will become effective upon, approval of the Trademark Bureau.

Fenzhong also filed, in its own name, applications for seven trademarks it uses or intends to use in CME’s business in Categories 35 and 38 on July 14, 2008. The Trademark Bureau accepted these applications but has not issued the trademark registration certificates to date.

Domain name

CME has also registered seven domain names, and for its website at www.ccme.tv with Computer Network Information Center under the Chinese Academy of Sciences and www.gstv.ccwith the Internet Corporation for Assigned Names and Numbers.

CME will make available on our website, the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after electronically filed such material with, or furnish it to, the SEC.

Competition

CME’s competes directly with existing smaller advertising network operators who place their network on inter-city buses that travel primarily between villages or on highways in China, including Riri Express, Northern Express and Longyum Media (Company has translated directly from Chinese) which are believed to have less than 1,000 buses. In addition, CME competes with other alternative advertising media, such as the Internet, street furniture and frame, as well as traditional advertising media, such as television, newspapers, magazines and radio for overall advertising spending by its clients. CME also competes for overall advertising spending by its clients with new out-of-home advertising network operators including Focus Media, a multi-platform digital media company with its primary platform in office buildings or other building structure; VisionChina Media, Towona and Bus Online, digital television advertising network operators with their primary platforms on public mass transportation systems; and AirMedia, a digital television advertising network operator with its primary platform on airplanes and airports.

In the future, CME may also face competition from new entrants into the out-of-home advertising network sector. In addition, since December 2005, the establishment of wholly foreign owned advertising companies has been permitted and a large number of wholly foreign owned advertising companies have been established since then. CME believes China’s ongoing deregulation of its advertising market will expose it to greater competition with existing or new advertising companies in China, including PRC subsidiaries of larger or better established multi-national companies that may have more experience in the advertising industry and significantly greater financial resources.

As of December 31, 2009, CME has entered into long-term framework agreements with 45 inter-city express bus operators in China. Moreover, in October 2007, CME became the sole strategic alliance partner designated by Transport Television and Audio-Video Center, or TTAVC, being the institution under the China Communication News Press, or CCNP, which is an organization under the Ministry of Transport of the People’s Republic of China. CME believes that its status as the sole strategic partner, patented automated control systems and well established management practices impose relatively high entry barriers that limit competition and the threat of new entrants. For risks relating to CME’s maintenance of its status as the sole designated strategic alliance partner by the TTAVC, see the section entitled “RISK FACTORS — Risks Relating to CME — If CME fails to compete successfully with existing and new competitors, its business and results of operations may be adversely affected”.

Employees

As of December 31, 2009, CME had a total of 161 employees consisting of 7 senior management members overseeing its business operations and development, 63 employees in business operation, 40 employees in equipment installation and maintenance, 16 employees in program production, 9 employees in finance, 12 employees in administration, 4 employees in human resources, 7 employees in client service and 3 employees in procurement.

CME plans to hire additional employees in all functions as it grows its business. CME maintains harmonious relationships with its employees and has never experienced business interruption resulting from a strike or any other forms of labor dispute since its inception.

The remuneration package of CME’s employees includes salary and bonus. In accordance with applicable PRC regulations, CME participates in a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a personal injury insurance plan and a housing reserve fund. For the years ended December 31, 2007, 2008 and 2009, CME’s total contribution for such employee benefits required by applicable PRC regulations amounted to $363,000, $348,000 and $440,000, respectively.

Facilities

CME’s principal executive offices are located at Room 2805, Central Plaza, Wanchai, Hong Kong. CME also has an office in its headquarters comprising approximately 2,000 square meters at 22/F, Wuyi Center, 33 East Street, Fuzhou, Fujian Province, People’s Republic of China.

Insurance

Except for mandatory vehicle insurance, CME does not maintain any property insurance policies covering equipment and facilities for losses due to earthquake, flood or any other natural disasters. Consistent with customary industry practice in China, CME does not maintain business interruption insurance or key employee insurance for its executive officers. Uninsured damage to any of its equipment or buildings or a significant product liability claim could have a material adverse effect on CME’s results of operations. See the section entitled “RISK FACTORS — Risks Relating to CME”.

Legal and Administrative Proceedings

CME is currently not a party to any legal or administrative proceedings and is not aware of any material pending or threatened legal or administrative proceedings against it. CME may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of its business.

Regulation/Contractual Arrangements

Since December 10, 2005, foreign investors have been permitted to own directly a 100% interest in PRC advertising companies if the foreign investor has at least three years of direct operation outside China. CME is a foreign legal person under PRC laws and has not directly operated any advertising business outside China. Since CME has not been involved in the direct operation of an advertising business outside China, Fujian Express, CME’s wholly foreign owned enterprise in China, is currently ineligible to apply for the requisite advertising services licenses in China.

CME’s advertising business is operated through its contractual arrangements with Fujian Fenzhong. Fujian Express, Fujian Fenzhong and its shareholders entered into a series of agreements on April 17, 2009, including an exclusive business cooperation agreement, loan agreements, powers of attorney, exclusive option agreements and equity interest pledge agreements. These contractual arrangements enable CME to exercise effective control over Fujian Fenzhong and receive substantially all of the economic benefits of Fujian Fenzhong in consideration for CME’s services provided by Fujian Express in China. CME intends to continue its business operations in China upon the expiration of these contractual arrangements by renewing them or entering into new contractual arrangements if the then current PRC law does not allow it to directly operate advertising businesses in China. CME believes that, under these contractual arrangements, CME has sufficient control over Fujian Fenzhong and its shareholders to renew or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable CME to continue to operate its business in China after the expiration of the current arrangements.

Agreements that Transfer Economic Benefit to CME

Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement entered into on April 17, 2009 between Fujian Express and Fujian Fenzhong, Fujian Express provides technology support, consulting services and other commercial services related to the business operations of Fujian Fenzhong. As consideration for such services, Fujian Fenzhong has agreed to pay service fees. The term of this agreement is ten years from the date thereof, and it can be automatically renewed for an additional ten years upon expiration, provided that no objection is made by Fujian Express within 20 days prior to each tenth anniversary.

Agreements that Provide CME Effective Control over Fujian Fenzhong

Framework Agreements.  On November 2, 2003 and December 1, 2003, Fujian Express, Fujian Fenzhong, Zheng Cheng and Chunlan Bian, entered into two agreements, respectively, under which Zheng Cheng and Chunlan Bian granted Fujian Express all their voting rights as shareholders of Fujian Fenzhong, and Fujian Fenzhong agreed to distribute all its economic benefits to Fujian Express. These agreements do not have a term or any indemnification provisions, and do not expressly provide the parties with the right to terminate such agreements.

Loan Agreements.  Fujian Express entered into two loan agreements with Zheng Cheng and Chunlan Bian respectively on April 17, 2009 that allow CME to capitalize its PRC significant subsidiaries, which facilitate the establishment of CME’s current corporate structure. Fujian Express made an interest-free loan of RMB20.0 million in total to the shareholders of Fujian Fenzhong. The term of each loan is ten (10) years from the date of the receipt of the funds, and will be automatically renewed for an additional ten (10) years, provided that no objection is made by the lender within twenty (20) days prior to each tenth year anniversary. Upon the occurrence of any of the following events of default, the entire loan is due and payable immediately: (i) 30 days elapse after borrower receives written notice from lender requesting repayment of the loan; (ii) borrower’s death, lack or limitation of civil capacity; (iii) borrower ceases (for any reason) to be an employee of Fujian Fenzhong or any of its affiliated entities, or ceases to be a shareholder of Fujian Fenzhong; (iv) borrower engages in criminal act or is involved in criminal activities; (v) any third party files a claim against borrower that exceeds RMB1,000,000; or (vi) the lender determines to exercise the exclusive option under the Exclusive Option Agreement described below. Fujian Express has the sole right to determine the shareholders’ method of repayment of the loan as follows, (1) transfer the equity interest in whole to Fujian Express or Fujian Express’s designated persons (legal or natural persons) pursuant to the Exclusive Option Agreements as discussed below; and (2) in case of liquidation, the shareholders shall repay the loan with all the remaining assets of Fujian Fenzhong distributed after liquidation to Fujian Express or its designees.

Powers of Attorney.  Zheng Cheng and Chunlan Bian each signed a power of attorney on April 17, 2009, pursuant to which Zheng Cheng and Chunlan Bian have respectively and irrevocably granted Fujian Express the right to exercise all their rights as shareholders of Fujian Fenzhong as provided under its articles of association and the PRC laws and regulations. The powers of attorney shall be irrevocable and continuously valid from the date thereof, as long as Zheng Cheng or Chunlan Bian, or both, is a shareholder of Fujian Fenzhong.

Exclusive Option Agreements.  Fujian Express, Zheng Cheng, and Chunlan Bian respectively entered into an exclusive option agreement on April 17, 2009, pursuant to which Fujian Express has an exclusive option to purchase, or to designate any qualified person to purchase, part or all of the equity interests in Fujian Fenzhong owned by Zheng Cheng and Chunlan Bian, to the extent permitted by PRC law and foreign investment policies, and to require Zheng Cheng and Chunlan Bian to complete relevant approval and registration procedures. The purchase price for the entire equity interest shall equal the actual capital contributions paid in the registered capital of Fujian Fenzhong by the shareholders. If appraisal is required by the PRC laws and regulations when Fujian Express exercises its exclusive purchase option, the parties shall negotiate in good faith and make necessary adjustment to the purchase price based on the appraisal result to be in compliance with the laws and regulations then applicable in China. The exclusive option agreements remain in effect for a term of 10 years, and may be automatically renewed for an additional 10 years upon expiration, provided that no objection is made by Fujian Express within 20 days prior to each tenth anniversary.

Equity Interest Pledge Agreements.  Pursuant to the equity interest pledge agreements entered into on April 17, 2009, Zheng Cheng and Chunlan Bian have respectively pledged their equity interest in Fujian Fenzhong to Fujian Express to secure the obligations of Zheng Cheng, Chunlan Bian, and Fujian Fenzhong under the loan agreements and the exclusive business cooperation agreement (including all ancillary agreements, if any). In addition, shareholders of Fujian Fenzhong agree not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in Fujian Fenzhong that would affect the pledgee’s interests. The equity interest pledge agreements will expire upon the full payment of the consulting and service fees under the exclusive business cooperation agreement and upon termination of Fujian Fenzhong’s obligations under the exclusive business cooperation agreement, or upon fulfillment of all the obligations due under the loan agreements by the shareholders of Fujian Fenzhong (the later of the fulfillment of the obligations). The equity interest pledge was registered with the Fuzhou State Administration for Industry and Commerce (“SAIC”) effective June 15, 2009.

Exclusive Business Cooperation Agreement.  Fujian Express and Fujian Fenzhong entered into an exclusive business cooperation agreement on April 17, 2009, pursuant to which Fujian Express provides technology support, consulting services and other commercial services related to the business operations of Fujian Fenzhong. The term of this agreement is ten years from the date thereof, and it can be automatically renewed for an additional ten years upon expiration, provided that no objection is made by Fujian Express within 20 days prior to each tenth year anniversary. During the term of this agreement, unless Fujian Express commits willful misconduct or a fraudulent act against Fujian Fenzhong, Fujian Fenzhong may not terminate the agreement prior to its expiration date. Nevertheless, Fujian Express has the right to terminate the agreement upon giving 30 days’ prior written notice to Fujian Fenzhong at any time.

In the opinion of CME’s PRC legal counsel:

•	the ownership structure of Fujian Fenzhong does not result in a breach or violation of or constitute a default of any explicit requirements under the applicable PRC laws; and

•
each of the contracts under CME’s contractual arrangements among Fujian Express, Fujian Fenzhong and its shareholders are valid and binding on all parties to these arrangements, and do not violate explicit requirements of current PRC laws.

CME’s PRC legal counsel has further advised that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Therefore, the PRC regulatory authorities may take a view that is contrary to the above opinion of CME’s PRC legal counsel in the future. We have been further advised by CME’s PRC counsel that if the PRC government determines that the agreements that establish the structure for operating CME PRC advertising network businesses do not comply with applicable restrictions on foreign investment in the advertising industry, CME could be subject to severe penalties, including an order from the government to cease CME’s business operation. See the section entitled “RISK FACTORS — Risks Relating to CME’s Corporate Structure”.

Regulations on the Advertising Industry in China

Foreign Investments in Advertising

Under the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC and Ministry of Commerce (“MOFCOM”) on March 2, 2004, or the 2004 Provision, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. Since December 10, 2005, foreign investors have been allowed to own up to 100% equity interest in PRC advertising companies. However, the foreign investors must have at least three years of direct operations outside China in the advertising industry as their core business. This requirement is reduced to two years if foreign investment in the advertising company is in the form of a joint venture. Such requirement is also provided similarly in the newly promulgated regulation that is to replace the 2004 provision from October 1, 2008 on, except that according to the new regulation, the establishment of wholly foreign-owned advertising companies shall be approved by the SAIC or its authorized provincial counterparts and provincial MOFCOM instead of the SAIC and MOFCOM only. Foreign-invested advertising companies can engage in advertising design, production, publishing and agency, provided that certain conditions are met and necessary approvals are obtained.

CME has not engaged in direct operations outside China in the advertising industry as its core business. Therefore, its subsidiary in China, Fujian Express, is ineligible to apply for the required licenses for providing advertising services in China. Its advertising business is operated by its significant subsidiary in China, namely Fujian Fenzhong. Fujian Fenzhong is currently owned by Zheng Cheng and Chunlan Bian. Fujian Fenzhong holds the requisite licenses to provide advertising services in China. Fujian Fenzhong directly operates its advertising network, enters into long-term framework agreements with inter-city express bus operators, and sells advertising time to its clients. CME has been, and is expected to continue to be, dependent on Fujian Fenzhong to operate its advertising business. CME does not have any equity interest in Fujian Fenzhong, but its subsidiary, Fujian Express, receives its economic benefits through contractual arrangements.

CME has been advised by its PRC counsel, that each of the contracts under the structure of its business operations in China through contractual arrangements with Fujian Fenzhong and its shareholders complies, and immediately after the completion of the Transaction, will comply with all applicable PRC laws and regulations and does not violate, breach, contravene or otherwise conflict with any explicit requirements of applicable PRC laws, rules or regulations. However, there exist substantial uncertainties regarding the application, interpretation and enforcement of current and future PRC laws and regulations and its potential effect on its corporate structure and contractual arrangements. The interpretation of these laws and regulations are subject to the discretion of competent PRC authorities. There can be no assurance that the PRC regulatory authorities will not take a view different from the opinions of its PRC counsel and determine that its corporate structure and contractual arrangements violate PRC laws, rules and regulations. In the event that the PRC regulatory authorities determine in their discretion that its corporate structure and contractual arrangements violate applicable PRC laws, rules and regulations, including restrictions on foreign investment in the advertising industry in the future, CME may be subject to severe penalties, including an order to cease its business operations.

Business License for Advertising Companies

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law which became effective on February 1, 1995. According to the currently effective Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. CME has obtained such a business license from the local branches of the SAIC as required by existing PRC regulations. CME does not expect to encounter any difficulties in maintaining it business license. However, if CME seriously violates the relevant advertising laws and regulations, the SAIC or its local branches may revoke its business license.

Out-of-Home Advertising

The Advertising Law in China stipulates that the exhibition and display of out-of-home advertisements must comply with certain requirements. It provides that the exhibition and display of out-of-home advertisements must not:

•	utilize traffic safety facilities and traffic signs;

•	impede the use of public facilities, traffic safety facilities and traffic signs;

•	obstruct commercial and public activities or create an unpleasant sight in urban areas;

•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; or

•	be placed in areas prohibited by the local governments from having out-of-home advertisements.

In addition to the Advertising Law, the SAIC promulgated the Out-of-Home Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998 and May 22, 2006, which also governs the out-of-home advertising industry in China. Under these regulations, out-of-home advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with the requirements, the local SAIC will issue an Out-of-home Advertising Registration Certificate for such advertisement. The content, quantity, format, specifications, periods, distributors’ name, and locations of dissemination of the out-of-home advertisement must be submitted for registration with the local SAIC. A change of registration with local SAICs must be effected in the event of a change in the distributor, the location of dissemination, the periods, the content, the format, or the specifications of the advertisements. It is unclear whether the SAIC, or any of its local branches in the municipalities and provinces covered by CME’s network, will deem CME’s business as out-of-home advertising business, and thus require CME to obtain the Out-of-Home Advertising Registration Certificate. See the section entitled “RISK FACTORS — Risks Relating to CME — If the PRC government determines that CME was obligated to register as an out-of-home advertising network operator, it may be subject to administrative sanctions, including discontinuation of its business for failure to complete such registration”.

In addition, on December 6, 2007, the State Administration of Radio Film and Television of the PRC (the “SARFT”) promulgated the December 2007 Notice pursuant to which the broadcasting of audio and visual programs, including news, drama series, sports, technology, entertainment and other programs, through radio and television networks, the Internet and other information systems affixed to vehicles and buildings and in airports, bus and railway stations, shopping malls, banks, hospitals and other out-of-home public media is subject to approval by the SARFT. The December 2007 Notice requires the local branches of SARFT to investigate and record any organization or company engaging in the activities described in the December 2007 Notice without any permissions, send written notices to such organizations or companies demanding their compliance with the December 2007 Notice, and report the results of such investigations to SARFT by January 15, 2008. CME has not received any notice from the SARFT or any of its local branch demanding its compliance with the December 2007 Notice. For risks relating to the December 2007 Notice, see the section entitled “RISK FACTORS — Risks Relating to CME — CME may be required to obtain an approval from the PRC State Administration of Radio, Film and Television, or SARFT, under the Notice on Strengthening the Administration of Audio and Visual Media on Vehicles, Buildings and Other Public Arena, or December 2007 Notice, or be required to remove entertainment programs from its advertising network”.

Advertising Content

PRC advertising laws, rules and regulations set forth certain content requirements for advertisements in China including, among other things, prohibitions on false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceutical products, medical procedures, alcohol, tobacco, and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws or regulations, must be submitted to relevant authorities for content approval prior to dissemination.

Advertisers, advertising operators, including advertising agencies, and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws, rules and regulations. Prior to distributing advertisements that are subject to government censorship and approval, advertising distributors are obligated to verify that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

CME does not believe that advertisements containing content subject to restriction or censorship comprise a material portion of the advertisements displayed on its network. However, there can be no assurance that each advertisement displayed on CME’s network complies with relevant PRC advertising laws and regulations. See the section entitled “RISK FACTORS — Risks Relating to CME — Failure to comply with PRC laws and regulations relating to advertisement content restrictions governing the advertising industry in China may result in severe penalties and civil liabilities”.

Regulation on Intellectual Property

Regulation on Trademark

The Trademark Law of the PRC was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982 and amended on February 22, 1993 and October 27, 2001. The Trademark Law sets out the guidelines on administration of trademarks and protection of the exclusive rights of trademark owners. In order to enjoy an exclusive right to use a trademark, one must register the trademark with the Trademark Bureau of the SAIC and obtain a registration certificate.

Zheng Cheng, CME’s chairman and chief executive officer, submitted an application to register the graphic and characters incorporated in its logo in category 35 with the Trademark Bureau in his own name on July 11, 2005. The Trademark Bureau accepted his application on September 27, 2005 but partly rejected the application in December 2008. On December 29, 2008, Zheng Cheng filed an application for review of the rejection, which is still pending the examination of the Trademark Bureau. Zheng Cheng transferred his rights under such trademark application to Fujian Express which was approved by the Trademark Bureau on May 20, 2009.

Another two of Zheng Cheng’s trademarks “Fenzhong TV” and “Mandefu” have been registered with the Trademark Bureau, and licensed to Fujian Express and Fujian Fenzhong pursuant to the trademark license agreements between Zheng Cheng, Fujian Express and Fujian Fenzhong dated August 1, 2008.

Fujian Fenzhong also filed, in its own name, applications for seven trademarks it uses or intends to use during the business operation in Categories 35 and 38 on July 14, 2008. The Trademark Bureau accepted these applications but has not issued the trademark registration certificates to date.

Regulation on Patent

The Patent Law of the PRC was adopted at the 4th Meeting of the Standing Committee of the Sixth National People’s Congress on March 12, 1984 and subsequently amended in 1992 and 2000. The Patent Law extends protection to three kinds of patent: invention patent, utility patent and design patent. According to the Implementing Regulations of the Patent Law, promulgated by the State Council of the PRC on December 28, 2002 and effective on February 1, 2003, an invention patent refers to a new technical solution relating to a product, a process or improvement. When compared to existing technology, an invention patent has prominent substantive features and represents notable progress. A utility patent refers to any new technical solution relating to the shape, the structure, or their combination, of a product. Utility patents are granted for products only, not processes. A design patent (or industrial design) refers to any new design of the shape, pattern or color of a product or their combinations, that create an aesthetic feeling and are suitable for industrial application. Inventors or designers must register with the State Intellectual Property Office to obtain patent protection. The term of protection is twenty years for invention patents and ten years for utility patents and design patents. Unauthorized use of patent constitutes an infringement and the patent holders are entitled to claims of damages, including royalties, to the extent reasonable, and lost profits.

CME’s automated control systems obtained utility patent protection from the State Intellectual Property Office on August 9, 2006 for a term of ten years beginning from July 16, 2005. CME’s patented automated control systems are designed to automatically initiate its entertainment programs and advertisements through the opening and closing of the electric doors on the buses.

Regulation on Copyright

The Copyright Law of the PRC was adopted at the 15th Meeting of the Standing Committee of the Seventh National People’s Congress on September 7, 1990 and amended on October 27, 2001. Unlike patent and trademark protection, copyrighted works do not require registration for protection in China. However, copyright owners may wish to voluntarily register with China’s National Copyright Administration to establish evidence of ownership in the event enforcement actions become necessary. Consent from the copyright owners and payment of royalties are required for the use of copyrighted works. Copyrights of movies or other audio or video works usually expire fifty years after their first publication.

CME is the sole strategic alliance partner designated by TTAVC to establish a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. Unless the copyright protection for the content CME displays on its platform has expired and belongs to the public domain where payment of royalties is no longer required, CME pays royalties or other forms of consideration to relevant copyright holders to obtain the right to display the content on its advertising platform. CME expects to continue to receive additional copyrighted contents from its third-party content suppliers in the future.

Regulations on Foreign Currency Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated on August 5, 2008 and various regulations issued by State Administration of Foreign Exchange (“SAFE”) and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from SAFE or its local branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Domestic companies or individuals can repatriate foreign currency payments received from abroad or deposit these payments abroad subject to applicable regulations that expressly require repatriation within certain period. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks. Foreign currencies received under current account items can be either retained or sold to financial institutions engaged in the foreign exchange settlement or sales business without prior approval from SAFE by complying with relevant regulations. Foreign exchange income under capital account can be retained or sold to financial institutions engaged in foreign exchange settlement and sales business, with prior approval from SAFE unless otherwise provided.

The business operations of CME, which are subject to the foreign currency exchange regulations, have all been in accordance with these regulations. CME will take steps to ensure that its future operations are in compliance with these regulations.

Foreign Exchange Registration of Offshore Investment by PRC Residents

Pursuant to SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75, issued on October 21, 2005 and effective on November 1, 2005, (i) a PRC resident, including a PRC resident natural person or a PRC company, shall register with the local branch of SAFE before it establishes or controls an overseas special purpose vehicle (“SPV”) for the purpose of overseas equity financing (including convertible debt financing); (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident shall register his or her interest in the SPV and the change thereof with the local SAFE branch; and (iii) when the SPV undergoes a material event outside China, such as a change in share capital, or merger or acquisition, the PRC resident shall, within 30 days of the occurrence of such event, register such change with the local branch of SAFE. PRC residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Such deadline has been further extended by the Circular 106.

Under Circular No. 75, failure to comply with the registration procedures set forth above may result in penalties, including restrictions on a PRC subsidiary’s foreign exchange activities in capital accounts and its ability to distribute dividends to the SPV. On May 29, 2007, SAFE issued Circular 106 as the implementing rules of Circular 75, which provides more detailed provisions and requirements for the registration procedures.

CME’s affiliates subject to the SAFE registration requirements have informed CME of their registrations with SAFE, and to CME’s knowledge, its shareholders and/or beneficial owners subject to the SAFE registration requirements have registered with SAFE. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular No. 75 or the failure of future shareholders and/or beneficial owners of CME who are PRC residents to comply with the registration procedures set forth in the Circular No. 75 may subject such shareholders, beneficial owners and/or CME’s PRC operating companies to fines and legal sanctions. Any such failure may also limit CME’s ability to contribute additional capital into its PRC operating companies, limit CME’s PRC operating companies’ ability to distribute dividends to CME or otherwise adversely affect CME’s business.

On December 25, 2006, the People’s Bank of China promulgated the “Measures for the Administration of Individual Foreign Exchange,” and on January 5, 2007, SAFE promulgated the implementation rules on those measures. These regulations became effective on February 1, 2007. Pursuant to these regulations, PRC citizens who are granted shares or share options by an overseas listed company according to its employee share option or share option plan are required, through a qualified PRC agent which may be the PRC subsidiary of such overseas listed company, to register with the SAFE and complete certain other procedures related to the share option or share option plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company must be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. In addition, Circular 106 requires a PRC resident to make the SPV filing together with the employee stock option filing. Moreover, the PRC resident is required to make an amendment to the previous filings when he or she exercises his or her employee stock options.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries include the Company Law of the PRC (1993), as amended in 2005, the Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and the Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, PRC subsidiaries, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, CME’s PRC significant subsidiaries, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

After the Transaction, we may each be considered to be “resident enterprise” under the Enterprises Income Tax “EIT” Law and could be subject to the uniform 25% enterprise income tax rate for its global income. See section entitled “Tax” below (if they are considered “non-resident enterprise” under the EIT Law, they may be subject to the enterprise income tax rate of 10% on their income sourced from China). As a result, the amount available for distribution to our stockholders would be reduced.

Tax

On March 16, 2007, the Fifth Session of the Tenth National People’s Congress of PRC passed the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, which became effective on January 1, 2008. On November 28, 2007, the State Council at the 197th Executive Meeting passed the Regulation on the Implementation of the Enterprise Income Tax Law of the People’s Republic of China (the “Implementation Rules”), which became effective on January 1, 2008. The EIT Law adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the existing tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. Under the EIT Law, enterprises are classified as either “resident enterprises” or “non-resident enterprises.” Pursuant to the EIT Law and the Implementation Rules, enterprises established under PRC laws, or enterprises established outside China whose “de facto management bodies” are located in China, are considered “resident enterprises” and subject to the uniform 25% enterprise income tax rate for their global income. According to the Implementation Rules, “de facto management body” refers to a managing body that in practice exercises overall management and control over the production and business, personnel, accounting and assets of an enterprise. CME’s management is currently based in China and is expected to remain in China in the future. In addition, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the Implementation Rules refer to “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, however, it is unclear whether CME’s circumstance is eligible for exemption.

Furthermore, the EIT Law and Implementation Rules provide that the “non-resident enterprises” are subject to the enterprise income tax rate of 10% on their income sourced from China, if such “non-resident enterprises” (i) do not have establishments or premises of business in China or (ii) have establishments or premises of business in China, but the relevant income does not have actual connection with their establishments or premises of business in China. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between China and the jurisdictions in which the non-resident enterprise reside. Under the Double Tax Avoidance Arrangement between Hong Kong and Mainland China and the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the State Administration of Taxation, if the Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China for at least 12 months before receiving dividends from the company in China, the 10% withholding tax on the dividends the Hong Kong resident enterprise received from such company in China is reduced to 5%. If CME is considered as a Hong Kong resident enterprise under the Double Tax Avoidance Arrangement and is considered as a “non-resident enterprise” under the EIT Law, the dividends paid to CME by Fujian Express may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), MOFCOM, State Asset Supervision and Administration Commission, State Administration of Taxation, SAIC and SAFE, jointly promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A rule, which became effective on September 8, 2006, to regulate foreign investment in PRC domestic enterprises. The M&A rule provides that the MOC must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A rule also contains a provision purporting, among other things, to require offshore SPVs formed for the purpose of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or PRC individuals, to obtain the approval of the CSRC prior to listing and trading their securities on overseas stock exchanges. On September 21, 2006, the CSRC published guidelines with respect to this provision of the M&A rule.

To date, the application of this new M&A rule is unclear. CME’s PRC counsel, Han Kun Law Offices, has advised CME that:

•	the CSRC approval required under the M&A rule applies to SPVs that, for purposes of achieving overseas listing, acquire the equity interests in PRC companies through share exchanges; and

•
based on their understanding of the current PRC laws, rules and regulations and the M&A rule, unless there are new PRC laws and regulations or clear requirements from the CSRC in any form that require the prior approval of the CSRC for the listing and trading of any overseas SPV’s securities on an overseas stock exchange, the M&A rule does not require that CME obtain prior CSRC approval for the listing and trading of CME on the NYSE Amex because CME completed its reorganization whereby Fujian Express was established as a wholly foreign owned enterprise and the restructuring between Fujian Express and Fujian Fenzhong was carried out prior to September 8, 2006, the effective date of the M&A rule.

However, the interpretation and application of the M&A rule remain unclear, and the PRC government authorities have the sole discretion to determine whether the Transaction is subject to the approval of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the Transaction, CME cannot predict how long it would take to obtain the approval. In addition, CME may need to apply for a remedial approval from the CSRC and may be subject to certain administrative or other sanctions from these regulatory agencies.

Further, new rules and regulations or relevant interpretations may be issued from time to time that may require CME to obtain retroactive approval from the CSRC in connection with a business combination. If this were to occur, CME’s failure to obtain or delay in obtaining the CSRC approval for the business combination would subject CME to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on CME’s operations in China, restrictions or limitations on CME’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect CME’s business, results of operations and financial condition.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for a business combination, CME may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. New rules and regulations or relevant interpretations may require that CME retroactively obtain approval from the CSRC in connection with the business combination. If this were to occur, CME’s failure to obtain or delay in obtaining the CSRC approval for the Transaction would subject CME to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on CME’s operations in China, restrictions or limitations on CME’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect CME’s business, results of operations and financial condition.

The new regulations may also establish additional procedures and requirements expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. These rules may also require the approval from the MOC where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including MOC approval, may delay or inhibit CME’s ability to complete such transactions, which could affect CME’s ability to expand its business.

ITEM 1A. Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto, before deciding to invest in our Common Stock. If any of the following risks occur, our business, financial condition and results of operations and the value of our Common Stock could be materially and adversely affected.

Risks Relating to Doing Business in China

General

The economies of individual foreign countries may differ significantly from the U.S. economy in such respects as growth of gross national product, rate of inflation, currency depreciation, capital reinvestment, resource self sufficiency and balance of payments position. With respect to some foreign countries there is the possibility of nationalization, expropriation or confiscatory taxation, political changes, governmental regulation, economic or social instability, or diplomatic developments (including war) which could adversely affect investments in those countries.

Laws and regulations of foreign countries may impose restrictions that would not exist in the United States. Some foreign countries have laws and regulations that currently limit or preclude direct foreign investment. Even where permitted, direct investments may require significant government approvals and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. In addition, in certain countries such laws and regulations have been subject to frequent and unforeseen change, potentially exposing an investment to restrictions, taxes, and other obligations that were not anticipated at the time the initial investment was made.

Investments in international companies may be subject to significant currency exchange risks. Any fluctuations in foreign currency exchange rates between the U.S. Dollar and the respective foreign currencies may significantly affect the value of international companies and the returns ultimately achieved. We may enter into financial arrangements designed to hedge such currency exchange risks. Such hedging arrangements are themselves subject to various risks different from those of the related investment. For example, unanticipated changes in interest rates, securities prices or currency exchange rates may result in a poorer overall performance than if the hedging arrangement had not been entered into. Moreover, there can be no assurance that instruments suitable for hedging currency will be available, or that such instruments will be attractively priced, at the time we wish to use them.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect CME’s business.

CME conducts substantially all of its business operations in China. Accordingly, CME’s business, results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal conditions in China or in countries in the same geographic region. China’s economy differs from the economies of developed countries in many respects, including with respect to government regulation and control of foreign exchange, the level of development and growth rate, and the allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect CME. For example, CME’s business, financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations applicable to CME.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing market-oriented reforms, the reduction of state ownership of productive assets and improved corporate governance, the PRC government still owns a substantial portion of productive assets in China and continues to play a significant role in regulating industrial development. In addition, the PRC government exercises significant control over China’s economic growth by controlling the allocation of resources and payment of foreign currency-denominated obligations, setting monetary policy and giving preferential treatment to particular industries or companies.

Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates and placing additional limitations on the ability of commercial banks to make loans and raise interest rates, in an attempt to slow down specific segments of China’s economy that the government believed to be overheating. In 2008, however, in response to the world economic crisis, the PRC government cut internal rates and announced a stimulus plan in an attempt to help sustain growth. These actions, as well as future actions and policies of the PRC government, could materially affect CME’s liquidity and access to capital, as well as its ability to operate its business.

Uncertainties with respect to the PRC legal system could adversely affect CME.

CME conducts its business primarily through operations in China. CME’s operations in China are governed by PRC laws and regulations. CME’s operating companies are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is principally based on statutes. Prior court decisions may be cited for reference but typically have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the nonbinding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, CME may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

CME may have difficulty establishing adequate management, legal and financial controls in the PRC.

Most PRC companies historically have been less focused on establishing Western style management and financial reporting concepts and practices, as well as modern banking, computer and other internal control systems, than companies in the U.S. and certain other Western countries. CME believes that, with the current finance team led by the CFO, it will be able to maintain sufficient internal control systems to comply with Section 404 of the Sarbanes-Oxley Act. However, CME may have difficulty in hiring and retaining a sufficient number of qualified internal control employees to work in the PRC. As a result of these factors, CME may experience difficulty in establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards. CME’s inability to maintain sufficient internal controls to meet the requirements of Section 404 of the Sarbanes-Oxley Act could impair our ability to timely meet our ongoing Exchange Act reporting obligations, may result in the failure to identify and assess the risks of their business and internal control system which may cause misstatements in its financial reporting and may result in a qualified opinion on its audit of internal control.

PRC regulation of loans to and direct investment by offshore holding companies in PRC entities may delay or prevent CME from making loans or additional capital contributions to its PRC operating companies, which could materially and adversely affect its liquidity and ability to fund and expand its business.

As an offshore holding company of its PRC operating companies, CME may make loans or additional capital contributions to its PRC operating companies. Any loans to CME’s PRC operating companies are subject to PRC regulations. For example, loans by CME to its operating companies in China, which are foreign-invested enterprises, to finance their activities may not exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE.

CME may also decide to finance its operating companies, in which it has equity ownership, by making capital contributions to such entities. The PRC Ministry of Commerce (or its local counterpart) must approve these capital contributions. CME cannot assure you that it will be able to obtain these government approvals on a timely basis, if at all, with respect to any such capital contributions. If CME fails to receive such approvals, its ability to use the proceeds of such transactions and to capitalize its PRC operations may be negatively affected, which could adversely affect CME’s liquidity and ability to fund and expand its business.

Governmental control of foreign exchange markets in the PRC may affect the value of an investment in certain securities of CME.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. CME receives substantially all of its revenue in RMB. CME’s income is primarily derived from dividend payments from its PRC operating companies. Shortages in the availability of foreign currency may restrict the ability of CME’s PRC operating companies to remit sufficient foreign currency to pay dividends or make other payments, or otherwise satisfy their foreign currency denominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict future access to foreign currencies for current account transactions. If the Chinese foreign exchange control system prevents CME from obtaining sufficient foreign currency to satisfy its currency demands, CME may not be able to pay dividends in foreign currencies to shareholders.

Fluctuation in the value of the RMB may have a material adverse effect on the value of an investment in certain securities of CME.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 17% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2009. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantially all of CME’s revenue and costs are denominated in the RMB, and a significant portion of CME’s financial assets is also denominated in the RMB. Further, CME relies principally on dividends and other distributions paid to it by its operating companies and affiliated entities in China. Any significant revaluation of the RMB could materially and adversely affect CME’s cash flows, revenue, earnings and financial position, and the value of, and any dividends payable with respect to, the shares of the Company in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Any health epidemics and other outbreaks, or war, acts of terrorism or other man-made or natural disasters could severely disrupt CME’s business operations.

CME’s business could be materially and adversely affected by the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, swine influenza (H1N1) or another epidemic. In 2006 and 2007, there were reports of occurrences of avian influenza in various parts of China, including a few confirmed human cases and deaths. In 2009, there were reported cases of swine influenza (H1N1) in certain parts of China. Any prolonged recurrence of avian influenza, SARS, swine influenza (H1N1) or other adverse public health developments in China could require the temporary closure of CME’s offices or otherwise severely disrupt CME’s business operations and adversely affect its results of operations.

CME’s operations are also vulnerable to interruption and damage from natural and other types of disasters, including snowstorms, earthquakes, fire, floods, environmental accidents, power loss, communications failures and similar events. In January and February 2008, large portions of Southern and Central China were hit with a series of snowstorms, which caused extensive damage and transportation disruption. On May 12, 2008, a severe earthquake measuring approximately 8.0 on the Richter scale occurred in Sichuan province of China, resulting in numerous casualties and severe property damage. The Panzhihua earthquake struck southern Sichuan province on August 30, 2008 resulting in deaths and damage to property and infrastructure. If any disaster were to occur in the future, CME’s ability to operate its business could be seriously impaired.

Adverse changes in the political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for CME’s services and have a material adverse effect on its business.

Substantially all of CME’s assets are located in China and substantially all of its revenue are derived from its operations in China. Accordingly, economic, political and legal developments of China will substantially affect its business, financial condition, results of operations and prospects. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on CME. CME cannot predict the future direction of political or economic reforms or the effects such measures may have on CME’s business, financial position or results of operations. Any adverse change in the political or economic conditions in China, including any decrease in the government expenditure on highway transportation infrastructure construction, could have a material adverse effect on CME’s business, lead to reduction in demand for its services and materially adversely affect its business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially adversely affect CME’s business. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to control the growth rate of specific segments of China’s economy which it believed to be overheating. China has experienced a period of relatively high inflation since August 2007 and the PRC government has introduced and implemented a number of measures in an effort to control inflation. The PRC government may continue these and other measures to control inflation and manage economic growth. These measures may cause decreased economic activity in the PRC, including a slow-down or decline in advertising spending, which in turn could adversely affect its financial condition and results of operations. These measures, as well as future actions and policies of the PRC government, could also materially affect CME’s liquidity and access to capital and CME’s ability to operate its business. Substantially all of CME’s assets are located in China and substantially all of its revenue are derived from its operations in China. Accordingly, CME’s business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

Uncertainties with respect to the PRC legal system could limit the legal protections available to CME or result in substantial costs and the diversion of resources and management attention.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform. Enforcement of these laws, regulations and rules involve uncertainties, which may limit the legal protections available to CME. For example, CME may have to resort to administrative and court proceedings to enforce the legal protection that it enjoys either by law or contract. However, since PRC administrative authorities and courts have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult than in more developed legal systems to evaluate the outcome of administrative and court proceedings and the level of legal protection CME enjoys. These uncertainties may impede CME’s ability to enforce the contracts it has entered into with its business partners, clients and suppliers. In addition, such uncertainties, including the inability to enforce its contracts, could materially adversely affect its business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, CME cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of national laws by local regulations. These uncertainties could limit the legal protections available to other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and the diversion of resources and management attention.

CME may experience difficulties effecting service of process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against CME or its management as approved by this Proxy Statement.

CME conducts substantially all of its operations in China and substantially all of its assets are located in China. In addition, all of its senior executive officers reside within China and Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon CME or its senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of legal judgments.

Restrictions on currency exchange may limit our ability to receive and use our revenue and may affect the value of your investment.

According to the existing PRC foreign exchange regulations, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from or registration with the SAFE or its local branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Under the current corporate structure of CME, income is primarily derived from dividend payments, a substantial part of which is derived from the legally distributable profits of subsidiary and consolidated entity. All revenue and expenses are denominated in RMB. CME’s PRC subsidiary must remit sufficient foreign currency to pay dividends or make other payments to it. Although the payments of current account items, including profit distributions, can be made in foreign currencies without prior approval by complying with certain procedural requirements, PRC government may restrict access to foreign currencies for current account transactions in the future, which would limit its ability to pay dividends in foreign currencies to its shareholders.

If CME needs to convert RMB into foreign currency and remit it out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, CME must obtain approval from SAFE or its local branch. These limitations could affect its ability to obtain foreign exchange through debt or equity financing, and could affect its business and financial condition.

Risks Relating to CME

CME may fail to execute its expansion strategies and manage its growth effectively, which could materially adversely affect its financial condition and results of operations.

CME has experienced significant growth since it commenced its advertising services business in November 2003. To meet the demand of advertisers for broader network coverage, CME must continue to expand the coverage of its network by increasing the number of inter-city express buses within its network and expanding into new provinces and regions not currently included in its network. CME intends to increase the number of inter-city express buses within its network and to enter into new provinces and regions in the future. CME also plans to increase the number of airport shuttle buses and tour buses included in its network. In addition, CME plans to expand its network to other transportation vehicles, such as shuttle buses servicing the commute between supermarkets and residential communities in China and expand its business into other media platforms such as stationary adverting media at bus terminals. However, there can be no assurance that it will be able to execute its expansion strategies.

CME’s continued success is dependent on its ability to execute its expansion strategies and manage its growth effectively and efficiently in the future. The marketing strategies of advertisers and advertising agencies may differ from region to region to cater to the taste of the target audiences in a particular region. As a result, CME’s clients’ specifications may become more complex and difficult to satisfy and CME may be required to devote more time, effort and resources to satisfy client preferences, which could substantially increase its costs. In addition, as CME continues its expansion efforts, it will incur substantial costs and expend substantial resources. CME may not be able to manage its current or future operations effectively or compete effectively in the new markets it enters. If it is not able to manage its growth successfully, CME’s business and prospects will be materially adversely affected.

The continued growth of CME’s business has resulted in, and will continue to result in, substantial demand on its management, operational and other resources. In particular, the management of its growth will require, among other things:

•	increased sales and sales support activities;

•	expanded and improved administrative and operational systems;

•	enhanced information technology systems;

•	stringent cost controls and sufficient working capital;

•	strengthening of financial and management controls;

•	a reliable supply of digital television displays and other equipment; and

•	hiring and training of new personnel.

CME’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations.

CME commenced its operations in the advertising industry in November 2003. Its limited operating history may not provide an adequate basis for you to evaluate its business, financial performance and prospects. Since the market in which CME operates is rapidly evolving, it has only limited insight into the emerging trends that may affect its business. In addition, it is difficult to evaluate the viability of its business and address the risks frequently encountered by early stage companies using new forms of advertising media. If CME is unsuccessful in addressing any risk or uncertainty associated with its network, its business, financial condition and results of operations may be materially adversely affected.

If CME’s clients or the passengers do not accept, or lose interest in, in-vehicle digital television advertising, its business will deteriorate.

The market for in-vehicle television advertising networks in China is relatively new and its potential is uncertain. CME’s success depends on the public acceptance of this method of delivering advertising content. If the target audiences are not receptive to its advertising network, CME’s clients may not continue to utilize this medium as a component of their advertising strategies. The attractiveness of CME’s advertising network to the target audiences is primarily affected by the appeal of its entertainment programs. As a result, CME’s ability to continue to obtain a sufficient range of programs attractive to the target audiences and to switch or rotate the programs more frequently on its advertising network is critical to maintain the appeal of its advertising network. Currently, CME manually updates the entertainment programs on a fifteen-day interval and advertisements on a thirty-day interval. CME expects to upgrade its existing equipment and control systems to automatically update its entertainment programs upon arrival of the express buses carrying its network at the bus terminals. CME believes this upgrade will allow for more frequent updating of the content to increase the attractiveness of its advertising network and enable it to reduce the costs of manual updating. However, there can be no assurance that CME will be successful in these efforts. If CME fails in these efforts, its network may lose its appeal and it may not be able to draw the attention of the bus passengers. In addition, the attention of the target audiences may be districted by the increasing popularity and use of personal handheld entertainment devices, such as portable media players and handheld video game devices. If CME fails to maintain or increase the attractiveness of its network, its business, financial condition and results of operations may be materially adversely affected.

Although CME has adopted various methods to enhance the effectiveness of its advertising network, passengers may find some elements of in-vehicle digital television advertising disruptive or intrusive. For example, passengers are not able to turn off entertainment programs and advertisement content during transit because the switches of CME’s equipment and systems are connected to the electric doors of the buses, which cannot be opened while the buses are traveling on expressways. In addition, CME’s systems are programmed to play the entertainment programs and advertisements at or above a fixed minimum volume. Because passengers are effectively confined to their seat during their journey, they may react negatively to having to see and hear CME’s content. While there have been no significant complaints received to date, if a substantial number of passengers complain about CME’s services, bus operators may become less willing or unwilling to carry CME’s network on their buses and advertising agencies and advertisers may become less willing or unwilling to use CME’s network to deliver their advertisements. As a result, its business, financial condition and results of operations would be materially adversely affected.

CME may not be able to renew its existing long-term framework agreements with inter-city express bus operators or enter into new long-term framework agreements with additional inter-city express bus operators

CME has entered into long-term framework agreements (including the supplementary agreements, if any) with 45 inter-city express bus operators in China to install its equipment and control systems and display entertainment programs and advertisements for a term ranging from five to eight years. These agreements will begin to expire December 31, 2011. As a result, CME’s future growth is dependent upon its ability to continue to enter into long-term framework agreements with existing and new inter-city express bus operators. If it is unable to renew its existing long-term framework agreements upon expiration, it may lose advertising network coverage over municipalities and provinces highly desirable for its clients and consequently, it may lose its competitive advantage in the industry. Moreover, in order to replace the network coverage represented by the loss of such long-term arrangements, CME may have to enter into short-term contracts with other inter-city express bus operators on less favorable terms, which could adversely affect the attractiveness of its advertising network for its clients and increase its costs. Further, if it is unable to enter into long-term framework agreements with additional inter-city express bus operators on commercially reasonable terms, CME may not be able to expand its network as planned which would reduce its ability to grow its revenue and maximize average advertising fees.

CME has not experienced any difficulties or disputes with respect to the performance of its long-term agreements with inter-city express bus operators. However, if any inter-city express bus operator ceases to engage CME to exclusively provide entertainment programs and advertisements on its buses, chooses not to renew its long-term framework agreement with CME upon expiration or terminates its long-term framework agreement with CME before it expires or otherwise fails to perform its obligations to CME, there can be no assurance that CME will be able to seek adequate recourse and its business, financial condition and results of operations could be materially adversely affected.

CME does not have direct contractual relationships with third-party owners of certain inter-city express buses carrying its network and its purchase of digital television displays originally installed on these buses may be subject to claims by third parties.

Less than 10% of the inter-city express buses carrying CME’s network are not owned by the inter-city express bus operators participating in its network with which it has entered into long-term framework agreements. Instead, these inter-city express buses are owned by third parties and commissioned by the inter-city express bus operators participating in its network to provide transportation services. CME is not a party to the contracts between these third-party bus owners and the inter-city express bus operators participating in its network. CME does not have direct contractual relationships with third-party owners of certain inter-city express buses carrying its network. Therefore, it does not have control over such third-party bus owners. Although the inner-city express bus operators are responsible for maintaining the number of buses provided by the third-party owners, in the event that any third-party bus operator fails to provide transportation services or unilaterally terminates its contracts with the inter-city express bus operators participating in its network for any reason, CME would not be able to fulfill its obligations to display advertisements for its clients on those buses. If this occurs, CME’s business, financial condition and results of operations could be materially adversely affected.

In addition, CME has purchased digital television displays originally installed on the buses owned by third-parties from some of the bus operators participating in its network. However, the bus operators that sold the digital television displays to CME may not have ownership over such displays. CME has been advised by its PRC counsel, that it has legally acquired ownership over such digital television displays in accordance with PRC law because it has acquired such displays in good faith as a bona fide third-party purchaser (that is, it was not aware of the fact that the bus operators did not have ownership over the digital television displays at the time of the purchase), it paid reasonable considerations for such displays, and it has received delivery of such displays. In addition, CME entered into supplementary agreements with such bus operators in the summer of 2008, whereby the bus operators guaranteed their full title to the displays they transferred to CME, and if any third party asserts ownership to the displays which causes any loss to CME, the bus operators shall be responsible for the settlement of such dispute and compensate CME in full for the amount of the loss suffered by CME. All digital television displays purchase agreements entered into after August 2008 contain similar guarantees by bus operators. Nonetheless, there can be no assurance that the original owners of the digital television displays will not assert claims against the bus operators and include CME as a defendant in the claims. If any plaintiff prevails, CME may be jointly and severally liable with the bus operators for monetary compensation of residual value of the digital television displays or for an injunction to return the digital television displays to the original owner, and there can be no assurance that the bus operators will compensate CME in full the amount of the loss suffered by CME as provided in the supplementary agreements. Either case will cause CME to incur cash outlays to pay for monetary compensation or to fund the replacement of digital television displays.

A business disruption of any bus operator participating in CME’s network or a downturn in the inter-city express bus transportation industry in general could adversely affect its business.

CME’s business depends heavily on the continued operation of the inter-city express bus transportation services. Prior to January 1, 2006, CME relied on no more than ten bus operators to carry its network. For the year ended December 31, 2007, although the number of bus operators participating in its network increased to more than 30, CME relied heavily on the top ten bus operators to carry its network. For the years ended December 31, 2007 2008 and 2009,  the amount of concession fees paid to the top ten bus operators participating in its network accounted for 62.3% , 61.0% and 53.8%respectively of total concession fees paid to all bus operators participating in its network. Currently, more than one-fifth of inter-city express buses carrying its network are operated by three bus operators participating in its network. If any major bus operator participating in CME’s network experiences a business disruption, insolvency or bankruptcy, it might suspend or stop its transportation services partially or completely. If this occurs, the number of inter-city express buses carrying CME’s network could decrease significantly, which could materially adversely affect the scope of its market share.

Furthermore, inter-city bus travel in China is largely driven by economic growth. Therefore, inter-city express bus transportation services are susceptible to downturns in the economy. In the event of an economic downturn, the number of passengers, including business, leisure and other travelers, may decrease, which would result in a smaller target audience and in turn impact the effectiveness of its advertising network for advertisers and advertising agencies. Moreover, further increases in crude oil prices could result in increases in bus fares payable by the passengers, particularly if government subsidies are insufficient to cover resulting increases in fuel costs incurred by bus operators, which may adversely affect the demand for travel on inter-city express buses. Further, the introduction and the expanded reach of high speed railway networks as the government continues to increase expenditure on high speed railway construction in China are likely to impose competition for inter-city express bus operators in the future. If an increased number of inter-city travelers choose to travel on high speed railways, or alternative transportation options, such as automobiles or airplanes, instead of on inter-city express buses in the future, the size of the target audience reachable by its advertising network may not grow or may even decrease and the attractiveness of its advertising network for advertisers may suffer.

If CME is unable to continue to obtain a wide range of free entertainment programs from its content suppliers or from other content suppliers on substantially the same terms in the future, its business could be materially adversely affected.

On September 1, 2006, CME entered into a cooperation agreement with Fujian SouthEastern Television Channel for a term of nine years starting from September 1, 2006 to August 31, 2015. In addition, on August 25, 2008, CME entered into a cooperation agreement with Hunan Satellite Television for a term of two years starting from September 1, 2008 to August 31, 2010. As a result, CME obtains a wide range of free entertainment programs from Fujian SouthEastern Television Channel and Hunan Satellite Television each month. However, there can be no assurance that CME will be able to continue to obtain free content from these content suppliers or at all. CME is obligated to perform certain obligations under these agreements. For example, CME is obligated to display the logo of Fujian SouthEastern Television Channel while showing its content on its network. In the event of a breach of such obligations, Fujian SouthEastern Television Channel could terminate its agreement with CME. The payment of penalty charges in the event of an early termination may not be sufficient to compensate CME for the loss of its ability to obtain free entertainment content each month. Moreover, if CME fails to renew its agreements with its content suppliers on substantially the same terms upon expiration, CME may have to pay for content provided by third-party suppliers which would increase CME’s costs and adversely affect its profitability. If CME is unable to locate alternative content suppliers to provide comparable content on commercially reasonable terms in the event of an early termination or upon expiration, the attractiveness of its advertising network could be reduced and its business could be materially adversely affected.

CME relies on third-party advertising agencies to source advertisers. CME’s failure to retain key third-party agencies or attract additional agencies on favorable terms could materially adversely affect its revenue growth.

CME currently generates a majority of its revenue by selling advertising time slots to advertising agencies that purchase advertising time slots from it and in turn resell such time directly to advertisers. Consequently, the success of its business is significantly reliant on such third-party advertising agencies to source advertisers. CME typically enters into advertising contracts with its advertising agency clients with terms ranging from several months to one year. If it fails to renew these advertising contracts for any reason with any of its key advertising agency clients, its revenue may be materially adversely affected.

CME has also entered into long-term framework agreements with some of its advertising agency clients for three year terms that commenced January 1, 2008 to December 31, 2010. These long-term framework agreements specify the permissible range of annual increase in the average selling prices, which is between a minimum of 20% and a maximum of 50%. However, CME has entered into such long-term framework agreements with a small portion of its clients. If it is unable to increase its average selling prices with a sufficient number of its clients each year, it may not be able to grow its revenue or maximize its average advertising fees as planned. In addition, the advertising industry is highly competitive and fragmented. If it is unable to closely monitor the changing trends in the advertising agency industry or fail to retain any of its key third-party advertising agency clients, its business, financial condition and results of operations could be materially adversely affected.

CME derives a substantial portion of its revenue from a limited number of advertising clients.

CME derives a majority of its revenue from a limited number of advertising clients. For the year ended December 31, 2009, revenue generated from its top ten clients and the single largest client accounted for 45.0% and 6.9%, respectively, of its total revenue. CME generated all its revenue in the year ended December 31, 2005 directly from advertisers. It started generating revenue from advertising agency clients who purchase advertising time slots from it and resell such time to their end clients in the year ended December 31, 2006 and the top two clients in that year were advertising agency clients. For the years ended December 31, 2007, and 2008, all of the top ten clients were advertising agency clients while for the year ended December 31, 2009, nine out of the top ten clients were advertising agency clients. . The change of mix of advertising agency clients in relation to direct advertising clients in its client base significantly increased its reliance on advertising agency clients for the generation of its revenue. The loss of sales from any of its clients, in particular, its advertising agency clients, could have a material adverse effect on its business. Moreover, CME typically enters into one-year contracts with its advertising agency clients. CME’s revenue may decline if it is unable to renew the one-year contracts with its advertising agency clients.

CME relies on one equipment supplier, Hangzhou Yusong Electronic Technology Co., Ltd., or Hangzhou Yusong, to deliver its digital television displays and related equipment and automated control systems.

CME purchases its digital television displays and related equipment and control systems exclusively from Hangzhou Yusong, an independent third party. Because it relies exclusively on Hangzhou Yusong for the supply of its equipment and control systems, any interruption or delay in Hangzhou Yusong’s production could materially adversely affect CME’s ability to install its equipment and control systems on additional inter-city express buses to expand its network as planned, and CME may not be able to find an alternative equipment supplier in a timely or cost-effective manner, if at all. In addition, although Hangzhou Yusong has been its equipment supplier since 2003, CME does not have any exclusive contractual arrangements with Hangzhou Yusong. As a result, Hangzhou Yusong may produce equipment and control systems for CME’s competitors in the future, and may refuse to renew its agreement with CME or may enter into agreements with it on less favorable terms, which may substantially increase CME’s costs and materially adversely affect CME’s operations.

Moreover, on August 1, 2008, Zheng Cheng, Fujian Fenzhong and Hangzhou Yusong entered into a patent licensing agreement pursuant to which Hangzhou Yusong obtained a license to manufacture its equipment and control systems based on CME’s patented technology. According to the patent licensing agreement, Hangzhou Yusong is subject to confidentiality obligations to keep the production procedures or other information necessary for the production of CME’s patented automated control systems in strict confidence. However, there can be no assurance that Hangzhou Yusong will abide by its confidentiality obligations. In the event that Hangzhou Yusong breaches its confidentiality obligations and discloses production procedures or other information necessary for the production of CME’s patented automated control systems to any third party, including CME’s competitors, CME’s business may be materially adversely affected. In addition, although CME obtained patent protection for its automated control systems, in the event of any third-party infringement of its patent, the costs and other resources necessary to prosecute any claim may be large and could have a material adverse effect on CME’s business.

Further, certain key components of CME’s equipment and control systems, such as hard disk drives and integrated circuit chips are imported from overseas. Although the importation of such equipment and systems is the responsibility of Hangzhou Yusong, any delay resulting from custom inspections or otherwise of these imported key components could in turn result in the delay of Hangzhou Yusong’s production and supply of CME’s equipment and control systems to it, which could adversely affect its business.

CME may reach saturation in terms of advertising time slots available for sale and, conversely, it may experience difficulties in selling advertising time slots, either of which could adversely affect its revenue and profitability over time.

CME sells the advertising time slots on its network placed on inter-city express buses. CME sells its advertising time slots by the number of minutes or seconds in a particular municipality or province for a period of a few months to one year. Although inter-city express buses carrying its network frequently travel across municipalities and provinces in China, CME sells its advertising time slots based on the municipality or province from which the buses depart. Therefore, CME’s advertising time slots available for sale are limited by the municipalities and provinces included in its network. CME’s existing network comprises all four municipalities, namely, Beijing, Shanghai, Tianjin and Chongqing, and seven economically prosperous provinces, namely, Guangdong, Jiangsu, Fujian, Sichuan, Hubei, Anhui and Hebei. CME expects to enter into new provinces and regions in the future. If CME is unable to enter into new provinces according to its plans, it would not be able to increase the number of advertising time slots available for sale on its network. In addition, advertisers usually target audiences located in economically prosperous regions to promote their products and services. In provinces and municipalities where demand for advertising time slots by advertisers is particularity strong, such as Shanghai, Beijing, Jiangsu and Guangdong, CME may run out of advertising time slots for sale to its clients. On the other hand, it may not be able to sell all advertising time slots on inter-city express buses traveling in economically less prosperous provinces or regions as it continues to expand its geographic coverage in the future, which could adversely affect its ability to generate higher levels of revenue and profitability over time.

A downturn in the businesses of advertisers, advertising agencies or the advertising industry in general, could materially adversely affect CME’s business.

CME generates all of its revenue from advertisers who purchase advertising time slots directly from it or through advertising agencies. If there is a downturn in the business of the advertisers, they may decrease their overall advertising spending on new out-of-home advertising networks, including CME. Moreover, the businesses of some advertisers may be subject to seasonal or unpredictable fluctuations, making it difficult for them to determine the amount of advertising spending to be used on CME’s advertising network, if at all. In the event of a downturn in the businesses of the advertisers, the advertisers may decrease or cease purchases of advertising time slots from CME. Similarly, CME’s business from advertising agencies could be materially adversely affected if the advertisers who purchase advertising time slots through the advertising agencies decrease their advertising spending. All of CME’s historical revenue has been generated from advertising services. CME does not currently have any plans to diversify revenue sources beyond the provision of selling advertising time slots. As a result, if there were any business disruption or a downturn in the advertising industry in general for any reason, CME may be unable to diversify its revenue sources and its ability to generate revenue and its results of operations could be materially adversely affected.

CME operates in the advertising industry, which is particularly sensitive to changes in economic conditions and advertising trends.

CME operates in the advertising industry where demand for advertising time and the resulting advertising spending are particularly sensitive to changes in general economic conditions with advertising spending typically decreasing during periods of economic downturn. The amount of advertising spending on CME’s network may decrease for a number of reasons, including:

•	a general decline in economic conditions;

•	a decline in economic conditions in the particular geographical regions in which CME conducts business;

•	a decision to shift advertising spending to other advertising media; and

•	a decline in advertising spending in general.

A decrease in demand for advertising media in general, and for CME’s advertising services in particular, would materially adversely affect its business, financial condition and results of operations.

If CME fails to attract advertising clients to its network, it will be unable to maintain or increase its advertising prices, which would negatively affect its ability to grow revenue.

The actual prices CME can charge its advertising clients who purchase advertising time slots on its network, either directly or through advertising agencies, depend on the coverage and quality of its networks and the demand by advertisers for advertising time. CME’s advertising clients choose to advertise on its advertising network in part based on the extent of its coverage and the desirability of the cities where it operates. If CME fails to maintain or expand its geographic coverage, or solidify its brand name and reputation as a quality provider of advertising services, advertisers may be unwilling to purchase time on its network or pay the advertising fees it requires to remain profitable. A decrease in demand for its services could cause it to lower the prices it charges for advertising time on its network and could negatively affect its ability to increase its prices in the future, either of which would materially adversely affect its business, financial condition, prospects and results of operations.

If CME fails to compete successfully with existing and new competitors, its business and results of operations may be adversely affected.

CME competes directly with existing smaller advertising network operators who place their network on inter-city buses that travel primarily between villages or on highways in China. In addition, CME competes with other alternative advertising media, such as the Internet, street furniture and frame, as well as traditional advertising media, such as television, newspapers, magazines and radio for overall advertising spending by its clients. CME also competes for overall advertising spending by its clients with new out-of-home advertising network operators including Focus Media, a multi-platform digital media company with its primary platform in office buildings or other building structure; VisionChina Media, Towona and Bus Online, digital television advertising network operators with their primary platforms on public mass transportation systems inside cities; and AirMedia, a digital television advertising network operator with its primary platform on airplanes and airports.

In the future, CME may also face competition from new entrants into the out-of-home advertising network sector. In addition, since December 2005, the establishment of wholly foreign-owned advertising companies has been permitted and a large number of wholly foreign-owned advertising companies have been established since then. CME believes China’s ongoing deregulation of its advertising market will expose it to greater competition with existing or new advertising companies in China, including PRC subsidiaries of larger or better established multi-national companies that may have more experience in the advertising industry and significantly greater financial resources.

If CME loses its status as the sole strategic alliance partner designated by TTAVC, it may be unable to maintain or expand its advertising network.

In October 2007, CME entered into a five-year cooperation agreement with Transport Television and Audio-Video Center, or TTAVC, an entity affiliated with the Ministry of Transport of the People’s Republic of China to be the sole strategic alliance partner in the establishment of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. The cooperation agreement also gave CME exclusive rights to display advertisements on the system. In November 2007, TTAVC issued a notice to municipalities, provinces and transportation enterprises in China regarding facilitating the implementation of the system contemplated under the cooperation agreement. Its ability to maintain its status as the sole strategic alliance partner designated by TTAVC is important to its future growth. If CME is unable to maintain such status because TTAVC refuses to renew the agreement upon expiration or for any other reason, CME may be unable to expand its network as planned. Moreover, CME would lose its exclusive rights and other advertising network operators may establish in-vehicle television systems on buses traveling on highways in China to compete with it. If this occurs, it may lose its market share to these competitors. Further, CME’s clients may decide to place their advertisements on such competing networks or otherwise decrease their advertising spending on its network, which would materially adversely affect its financial condition and results of operations.

If CME Does Not Meet Performance Targets Specified in its Financing Documents, it Could be Required to Pay Significant Cash Penalties and/or a Change of Control May Take Place

Pursuant to the terms of an investor rights agreement, the Company is required to pay certain performance adjustment amounts to Starr in the event the Company’s audited consolidated net profits (“ANCP”) for 2009, 2010 or 2011 are less than US$42,000,000, US$55,000,000 and US$70,000,000, respectively (each, a “Profits Target”). The Performance Adjustment Amount payable in any of 2009, 2010 or 2011 will be a fraction of US$343,462,957 proportionate to the amount by which the Company’s ANCP in such year falls short of the then applicable Profits Target. The Performance Adjustment Amounts will be payable in cash or stock, but only to the extent such stock, together with the shares of Common Stock acquired or acquirable as a result of Starr’s ownership of the Purchased Shares, the Purchased Warrants and the Transferred Shares, will not exceed 19.9% of the total number of shares of Common Stock issued and outstanding as of the date of the Purchase Agreement.

In addition, as long as Starr owns at least 3% of the issued and outstanding shares of CME’s common stock, on a fully diluted, as-if-converted basis, it will also have the right (the “Put Right”) to require the founding stockholders of HKMDF to purchase all the securities held by it if any of the following occurs: (1) the Company’s ACNP for 2012 is less than its ACNP for 2011; (2) the Company fails to achieve 50% of any Profits Target for any of 2009, 2010 or 2011; or (3) the Company or certain of such founding stockholder materially breaches certain provisions of the investment documents.

In the event such founding stockholders do not comply with their obligation to purchase Starr’s shares under the foregoing provisions, Starr will have the right to require the founding stockholders to sell up to all of the Company’s capital stock directly or indirectly held by them to a third party pursuant to a managed sale process.  In the event such sales take place or of any of the foregoing penalties are imposed, there could be a material adverse effect on our business, results of operation and financial condition.

If CME is unable to adapt to changing trends and technologies in the advertising industry, it will not be able to compete effectively.

Trends and technologies in the advertising industry are continuously evolving. The ability to quickly identify new advertising trends and to develop new technology to meet the demand of advertisers and target audiences is essential to the continued success in the advertising industry. To enable more frequent updating of the content displayed on its network, CME plans to upgrade its existing equipment and control systems to automatically update its programs upon arrival of the buses at bus terminals. However, there can be no assurance that it will be able to successfully upgrade its existing equipment as planned. If it is unsuccessful in these efforts, CME may incur substantial research and development costs without the ability to recoup such expenses with future revenue derived from such efforts and it may not be able to grow its business as planned.

In addition, if advertisers find other advertising networks to be more attractive, it may be required to expand into new advertising networks to adapt to new trends in the advertising industry, which may require substantial capital expenditure to develop or acquire new technologies. It may not have sufficient financial or technological resources necessary to fund or otherwise implement needed technological innovations. If CME fails to respond to the changing advertising trends, it may be unable to increase or maintain its market share and revenue, which may materially adversely affect its business prospects.

CME may be unable to obtain sufficient funds for future development on commercially reasonable terms, which could materially adversely affect its liquidity and financial condition.

CME may need additional capital for future developments. If current sources are insufficient to satisfy cash requirements, it may seek to sell additional equity or debt securities or obtain a credit facility. This could result in additional dilution to shareholders and increased debt service obligations. The incurrence of indebtedness could also result in operating and financing covenants that could restrict operations and liquidity.

In addition, its ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of new out-of-home advertising media companies;

•	economic conditions in the United States and other capital markets in which CME may seek to raise funds;

•	its future financial condition, results of operations and cash flows;

•	PRC government regulation of foreign investment in advertising services companies and restrictions on out-of-home advertising media companies in China;

•	economic, political and other conditions in China; and

There can be no assurance that financing will be available in amounts or on terms acceptable to CME in a timely manner, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on its liquidity and financial condition.

The loss of key employees, including any member of senior management, or a failure to recruit qualified personnel as needed could weaken CME’s strategic, technological and operational expertise, and lower the quality of its services.

CME’s future success depends upon the continued services of its senior executives and other key employees. In particular, it relies on the expertise and experience of its chief executive officer, Zheng Cheng and its chief financial officer, Jacky Lam Wai Kei. It relies on their industry expertise, their experience in its business operations, and their working relationships with CME’s employees, its clients, the inter-city express bus operators, and relevant government authorities. Its success also depends on its ability to attract and retain qualified personnel for strategic planning, programming and enhanced services. The competition for qualified personnel in new out-of-home advertising industry may increase in the future, making it difficult for it to attract and retain qualified personnel. CME’s operations could suffer with the loss of any member of the senior management team or any key employee. If one or more of its senior executives were unable or unwilling to continue in their present positions, CME might be unable to find suitable replacements for them. In addition, although CME has entered into non-competition agreements with its senior executives and key employees, there can be no assurance that they will abide by their non-competition obligations. If any of them work for its competitors in the future, it may suffer from losses of clients, content suppliers, equipment suppliers, key professionals and staff members, which could materially adversely affect its operations and revenue.

CME may be subject to the risk of labor disputes.

CME is subject to laws and regulations in relation to labor protection in China, including representation of employees by a labor union. Currently, the employees of Fujian Fenzhong are represented by a labor union. The labor union typically represents the majority of employees and assists with collective bargaining of compensation and benefits and other legal matters with the employers on behalf of employees, monitors compliance with labor laws and internal labor procedures and mediates labor disputes in the case of conflicts and lawsuits against the employer. The labor union can also enter into a collective bargaining agreement with the employer in writing and all employment contracts separately entered into with each employee can be no less favorable than the terms contained in such collective bargaining agreement. In addition, employers are required to make contributions to the union fund at a rate of 2% of salaries paid to the employees. For the year ended December 31, 2006, CME’s contribution to the union fund amounted to $12,000, which increased by 93.0% to $23,000 for the year ended December 31, 2007, which further increased by 5% to $27,000 for the year ended December 31, 2008. Such contributions are subject to increase as it recruits new employees or increase the salaries of its existing employees. Moreover, it has not experienced strikes or labor protests in the past; however, there is no assurance that such events will not occur in the future if it is unable to maintain a satisfactory relationship with its employees or the labor union. If this occurs, it could experience a disruption to its operations which would materially adversely affect its financial condition and results of operations.

CME may be subject to intellectual property infringement claims, which may force it to incur substantial legal expenses and could potentially result in judgments against it, which may materially disrupt its business.

CME cannot be certain that its advertising content, entertainment content or other aspects of its business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although it is not aware of any such claims, it may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of its business. If it is found to have violated the intellectual property rights of others, it may be enjoined from using such intellectual property, and it may incur licensing fees or be forced to develop alternatives. Successful infringement or licensing claims against it may also result in substantial monetary liabilities, which may materially adversely affect its business.

CME’s failure to protect its intellectual property rights could have a negative impact on its business.

CME believes its brand, trade name, patented automated control systems and other intellectual property rights are critical to its success. The success of its business depends in part upon its continuing ability to use its brand, trade names, trademarks and patented automated control systems to increase brand awareness and to further develop its brand and expand its advertising network. In particular, CME’s patented automated control system is a key component of its competitive advantage and its growth strategy. The unauthorized use of its patented automated control systems or other infringements on its intellectual property rights could diminish the value of its brand and its market acceptance, competitive advantages or goodwill.

CME does not have any business liability, disruption, property or litigation insurance in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. CME has determined that the cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for it to have such insurance. As a result, except for the mandatory vehicle insurance, CME does not have any business liability, disruption, litigation or other property insurance coverage for its operations in China. Any business disruption, loss of properties or litigation it experiences might result in substantial costs incurred and diversion of resources which may materially adversely affect its business, financial condition and results of operations.

Failure to comply with PRC laws and regulations relating to advertisement content restrictions governing the advertising industry in China may result in severe penalties and civil liabilities.

Advertisers, advertising operators, and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. In providing advertising services, advertising agencies and advertising distributors must review the supporting documents provided by advertisers and verify that the content of the advertisements complies with applicable PRC laws, rules and regulations. Prior to distributing advertisements that are subject to government censorship and approval, such as advertisements for patented products or processes, pharmaceutical products, medical procedures, alcohol, tobacco, and cosmetics, advertising distributors are obligated to verify that such governmental review has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish corrections of the advertisement containing restricted or prohibited content. In circumstances involving serious violations, the State Administration of Industry and Commerce, or SAIC, or its local branches may revoke violators’ licenses or permits for their advertising business operations.

CME is an advertising operator that places advertisements provided by its clients on inter-city express buses. As a result, it is obligated under PRC laws and regulations to ensure that the content of the advertisements displayed on its advertising network is in full compliance with applicable laws and regulations. CME endeavors to take all required measures, including independent verification of whether the advertisers have performed requisite reviews and obtained necessary approvals prior to distribution of relevant advertisements. However, if it fails to comply with applicable laws and regulations for any reason, CME may face severe penalties.

Moreover, civil claims may be filed against CME for fraud, defamation, subversion, negligence, copyright or trademark infringements or other violations due to the nature and content of the information displayed on its network. If viewers find the content displayed on its advertising network to be offensive, bus companies that display its content on their buses and bus terminals may seek to hold CME responsible for any claims by their passengers or they may terminate their relationships with CME.

If the PRC government determines that CME was obligated to register as an out-of-home advertising network operator, it may be subject to administrative sanctions, including discontinuation of its business for failure to complete such registration.

The SAIC promulgated the Out-of-Home Advertising Registration Administrative Regulations, or the Out-of-Home Advertising Regulations, on December 8, 1995 as amended on December 3, 1998 and May 22, 2006. Under the Out-of-Home Advertising Regulations, out-of-home advertisements in China must be registered with the local branch of the SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with applicable requirements, the local branch of the SAIC will issue an Out-of-Home Advertising Registration Certificate for such advertisement. A change of registration with local SAICs must be made in the event of a change in the distributor, the location of dissemination, the periods, the content, the format, or the specifications of the advertisements.

According to the Out-of-Home Advertising Regulations, advertisements posted or placed on public transportation vehicles, such as inter-city express buses, are considered out-of-home advertisements and must be registered as advertising distributors. However, it is unclear whether the advertisements displayed on CME’s network would be considered out-of-home advertisements. Further, although the PRC Advertising Law defines an “advertising distributor” as a legal person or other economic entity that distributes advertisements for advertisers or an advertising operator entrusted by advertisers, the Out-of-Home Advertising Regulations do not define “advertising distributor.” Therefore, CME is unable to determine whether it is considered as an advertising distributor for purposes of the Out-of-Home Advertising Regulations and therefore is obligated to obtain the registration certificate.

To ensure that CME’s business complies with the Out-of-Home Advertising Regulations, CME made inquiries with the local SAICs in the cities in which it has operations regarding whether it is required to obtain Out-of-Home Advertising Registration Certificates or to proceed with other procedures, such as filing, in these cities. With the exception of the local SAIC in Jiangsu province and Xiamen city of Fujian province, all the local SAICs with whom CME consulted do not expressly require CME to register with them. The officials at different levels within the local SAIC in Jiangsu and Xiamen city expressed different views on whether the advertisements shown on CME’s digital television displays should be regarded as out-of-home advertisements. CME recently again inquired with the local SAIC of Xiamen whether it is required to be registered and was verbally told that the advertisements displayed on CME’s digital television displays do not need to be registered with Xiamen SAIC and that CME does not need to obtain the Out-of-Home Advertising Registration Certificate according to Out-of-Home Advertising Regulations, but is only required to file the content of advertisement with the Xiamen SAIC. However, the filing procedures are unclear and it is also unclear whether penalties will be imposed if CME fails to make such filings. In addition, CME tried to re-apply for Out-of-Home Advertising Registration with the local SAICs in Jiangsu, but the officials rejected such applications saying that CME does not need to register under current applicable regulations. In light of such circumstances, there can be no assurance that CME will be able to complete the registration procedure in compliance with the new out-of-home advertisement provisions in Jiangsu, or at all. If CME is required to complete the registration procedure with the local SAIC in Jiangsu but fails to do so, the relevant authorities in Jiangsu may require CME to forfeit its advertising income sourced in Jiangsu or subject it to fines. CME may also be required to discontinue its operations in Jiangsu, which would result in a breach of contracts with its clients and its business, financial condition and results of operations would be materially adversely affected.

Future acquisitions may have an adverse effect on CME’s ability to manage its business.

CME may acquire businesses, technologies, services or products which are complementary to its core advertising network business. Future acquisitions may expose it to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;

•	the diversion of resources and management attention from its existing business and technology;

•	its potential inability to generate sufficient revenue to offset new costs;

•	the expenses of acquisitions; or

•	the potential loss of or harm to relationships with its employees and clients resulting from its integration of new businesses.

Any of the potential risks listed above could have a material and adverse effect on its ability to manage its business, its revenue and net income.

See also Risk Factor

“CME may be unable to obtain sufficient funds for future development on commercially reasonable terms, which could materially adversely affect its liquidity and financial condition”.

CME may be required to obtain an approval from the PRC State Administration of Radio, Film and Television, or SARFT, under the Notice on Strengthening the Administration of Audio and Visual Media on Vehicles, Buildings and Other Public Arena, or December 2007 Notice.

On December 6, 2007, SARFT promulgated the December 2007 Notice pursuant to which the broadcasting of audio and visual programs, including news, drama series, sports, technology, entertainment and other programs, through radio and television networks, the Internet and other information systems affixed to vehicles and buildings and in airports, bus and railway stations, shopping malls, banks, hospitals and other out-of-home public media is subject to approval by the SARFT. The December 2007 Notice requires the local branches of SARFT to investigate and record any organization or company engaging in the activities described in the December 2007 Notice without any permissions, send written notices to such organizations or companies demanding their compliance with the December 2007 Notice, and report the results of such investigations to SARFT by January 15, 2008. To date, CME has not received any notice from the SARFT, or any of its local branches in the municipalities and provinces included in its network, demanding its compliance with the December 2007 Notice. CME made inquiries with SARFT regarding whether it is required to obtain an approval and the procedures of obtaining such an approval. Due to the lack to clear implementing rules and regulations for the December 2007 Notice, CME is unable to obtain a written confirmation from SARFT as to whether it is required to obtain an approval under the December 2007 Notice and the procedures thereof. To ensure that its business complies with the December 2007 Notice, CME submitted an application for approval with the local SARFT in Fujian in July 2008 but has not obtained any approval to date. In the event that the SARFT, or any of its local branches in the municipalities and provinces included in CME’s network, requires it to obtain an approval, there is no assurance that it will be able to obtain such approval. If it is unable to obtain such approval, it may be required to discontinue its operations, which will decrease the attractiveness of its advertising network may cause its clients to reduce or cease the purchase of advertising time slots from it, and could materially adversely affect its business, financial condition and results of operations.

CME faces risks relating to health epidemics and natural disasters, which could materially adversely affect its financial condition and results of operations.

The effect of a health epidemic or outbreak could materially adversely affect CME’s business. Any prolonged recurrence of avian flu, severe acute respiratory syndrome, or SARS, or another epidemic or outbreak in China may result in restrictions on long-distance travel, including highway transportation on inter-city express buses, and have a material adverse effect on demand for transportation on inter-city express buses in China. In addition, the government authorities may require the closure of CME’s offices or other businesses to temporarily cease their operations, including transportation services provided by inter-city express bus operators critical to CME’s continued operations. For example, during SARS outbreak in 2003 and 2004, many businesses closed their offices and many businesses were temporarily forced to cease operations under the order of the government authorities. From 2005 to present, there have also been reports on the occurrence of avian flu in various parts of China, including a few confirmed human cases and deaths. The recurrence of any health epidemic in China could result in similar government measures to contain dissemination of diseases, which would have a material adverse effect on the Chinese economy in general and result in an impact on CME’s business if the inter-city express buses were required to temporarily cease operations. Further, a significant disruption to long-distance bus services resulting from major construction or renovation projects, terrorist attacks, natural disasters, weather conditions or other factors beyond CME’s control could render its advertising media inoperative or materially limit the effectiveness of CME’s advertising network. If any of these occurs, CME would not be able to display advertisements for its clients, which would result in a breach of contracts with its clients and have a material adverse effect on its business.

Risks Relating to CME’s Corporate Structure

If the PRC government determines that the agreements that establish the structure of CME’s business operations in China do not comply with applicable PRC laws and regulations, CME could be subject to severe penalties, including an order to cease its business operations.

The PRC government requires any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside China. CME has not directly operated any advertising business outside China and therefore, CME currently does not qualify under PRC regulations to directly provide advertising services. CME is a Delaware corporation and a foreign legal person under Chinese laws. Therefore, as a subsidiary, Fujian Express is currently ineligible to apply for the required licenses to provide advertising services in China. CME’s advertising business is currently provided through its contractual arrangements with Fujian Fenzhong, its consolidated entity in China. Fujian Fenzhong is currently owned by Zheng Cheng and Chunlan Bian. Fujian Fenzhong holds the requisite licenses to provide advertising services in China. Fujian Fenzhong directly operates its advertising network and sells advertising time slots to its clients. CME has been and expects to continue to be dependent on Fujian Fenzhong to operate its advertising business. CME does not have any equity interest in Fujian Fenzhong but receives the economic benefits of it through various contractual arrangements.

CME has been advised by its PRC counsel that each of the contracts under the structure of its business operations in China through contractual arrangements with Fujian Fenzhong and its shareholders complies with all applicable PRC laws and regulations and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, there exist substantial uncertainties regarding the application, interpretation and enforcement of relevant current and future PRC laws and regulations and their potential effect on its corporate structure and contractual arrangements. The interpretation of these laws and regulations are subject to the discretion of competent PRC authorities. There can be no assurance that the PRC regulatory authorities will not take a view different from the opinions of CME’s PRC counsel and determine that its corporate structure and contractual arrangements violate PRC laws, rules and regulations. In the event that the PRC regulatory authorities determine in their discretion that its corporate structure and contractual arrangements violate applicable PRC laws, rules and regulations, including restrictions on foreign investment in the advertising industry in the future, CME may be subject to severe penalties, including an order to cease its business operations.

If CME or any of its current or future subsidiaries are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of such subsidiary and consolidated entity;

•	discontinuing or restricting the conduct of any related-party transactions between such subsidiary and consolidated entity;

•	imposing fines, confiscating the income of Fujian Fenzhong or CME’s income, or imposing other requirements with which CME or any subsidiary or consolidated entity may not be able to comply;

•	shutting down CME’s advertising network; or

•	requiring CME or any subsidiary or consolidated entity to restructure the relevant ownership structure or operations.

The imposition of any of these penalties would result in a material adverse effect on CME’s ability to conduct its business.

CME relies on contractual arrangements with Fujian Fenzhong, its consolidated entity in China, and its shareholders, which may not be as effective in providing CME with operational control or enabling CME to derive economic benefits as through ownership of controlling equity interest.

CME has in the past relied, and will continue in the future to rely, on contractual arrangements with Fujian Fenzhong, its consolidated entity in China, and its shareholders to operate its advertising business. These contractual arrangements may not be as effective as ownership of controlling equity interest would be in providing CME with control over, or enabling CME to derive economic benefits from operations of, Fujian Fenzhong. If CME had direct ownership of Fujian Fenzhong, it would be able to exercise its rights as a shareholder to (i) effect changes in the board of directors of Fujian Fenzhong, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level, and (ii) derive economic benefits from operations of Fujian Fenzhong by causing Fujian Fenzhong to declare and pay dividends. However, under the current contractual arrangements, as a legal matter, if Fujian Fenzhong and any of its shareholder fails to perform its, his or her respective obligations under these contractual arrangements, CME may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which it cannot assure you will be effective. For example, if shareholders of Fujian Fenzhong were to refuse to transfer their equity interests in Fujian Fenzhong to CME or its designated persons when it exercises the purchase option pursuant to these contractual arrangements, CME may have to take legal actions to compel them to fulfill their contractual obligations.

CME expects to continue to depend upon its contractual arrangements among Fujian Express, Fujian Fenzhong and its shareholders to operate its advertising business in China due to the PRC regulatory restrictions on foreign investments in its industry. If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) Fujian Fenzhong or its shareholders terminate these contractual arrangements or (iii) Fujian Fenzhong or its shareholders fail to perform their obligations under these contractual arrangements, CME would not be able to continue its business operations in China or to derive economic benefits from the operations of Fujian Fenzhong. Further, if Fujian Express (on behalf of CME) fails to renew these contractual arrangements upon their expiration, CME would not be able to continue its business operations unless the then current PRC law allows CME or its direct subsidiary to directly operate advertising businesses in China. In addition, if Fujian Fenzhong or all or part of its assets become subject to liens or rights of third-party creditors, CME may be unable to continue some or all of its business activities, which could severely disrupt its business and cause grave damaging effects on its financial condition and results of operations. If Fujian Fenzhong undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering CME’s ability to operate its business or derive economic benefits from Fujian Fenzhong, which could materially adversely affect its business and its ability to generate revenue.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Therefore, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC may not be as well developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit CME’s ability to enforce these contractual arrangements. In the event CME is unable to enforce these contractual arrangements, it may not be able to exercise effective control over its operating entities, and its ability to conduct its business or derive economic benefits from operations of Fujian Fenzhong may be negatively affected.

In addition, the equity interest in Fujian Fenzhong is pledged to secure the obligations of Fujian Fenzhong and the loans of Fujian Fenzhong’s shareholders according to the contractual arrangements. Pursuant to the PRC Property Law effective on October 1, 2007, the pledge of equity interest is created only after being registered with the competent local SAIC. Fujian Express and Fujian Fenzhong’s shareholders have received the Notice on Pledge of Equity Interest Registration issued by the Fuzhou Administration of Industry and Commerce dated June 15, 2009, announcing the respective equity interest pledged by Zheng Cheng and Chunlan Bian became effective as of such date.

The beneficial owners of Fujian Fenzhong may have potential conflicts of interest with CME.

The beneficial owners of Fujian Fenzhong are also the founders of CME and own a substantial portion of its common shares. Conflicts of interests between their dual roles as beneficial owners of both Fujian Fenzhong and CME may arise. There can be no assurance that when conflicts of interest arise, any or all of these individuals will act in the best interests of CME or that any conflict of interest will be resolved in its favor. In addition, these individuals may breach or cause Fujian Fenzhong to breach or refuse to renew the existing contractual arrangements that allow CME to effectively control Fujian Fenzhong and receive economic benefits from it. If CME cannot resolve any conflicts of interest or disputes between CME and the beneficial owners of Fujian Fenzhong, CME would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to CME’s business.

Fujian Express’ contractual arrangements with Fujian Fenzhong may be subject to scrutiny by the PRC tax authorities and may result in a finding that it owes additional taxes or is ineligible for tax exemption, or both, which could substantially increase its taxes owed and thereby reduce its net income.

Under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audits or challenges by the PRC tax authorities. Neither CME nor its PRC counsel are able to determine whether any of these transactions will be regarded by the PRC tax authorities as arm’s length transactions because, based on its knowledge, the PRC tax authorities have not issued a ruling or interpretation in respect of the type of transaction structure similar to that of CME. The relevant tax authorities may determine that CME’s contractual relationships with Fujian Fenzhong were not entered into on an arm’s length basis. If any of the transactions between Fujian Express and Fujian Fenzhong, including the contractual relationships with Fujian Fenzhong, are determined not to have been entered into on an arm’s length basis, or are found to result in an impermissible reduction in taxes under PRC law, the PRC tax authorities may adjust the profits and losses of Fujian Fenzhong and assess more taxes on it. In addition, the PRC tax authorities may impose late payment surcharges and other penalties to Fujian Fenzhong for underpaid taxes. CME’s net income may be materially adversely affected if Fujian Fenzhong’s tax liabilities increase or if it is found to be subject to late payment surcharges or other penalties.

CME relies principally on dividends and other distributions on equity paid by its wholly-owned operating subsidiary to fund any cash and financing requirements it may have, and any limitation on the ability of its operating subsidiary to pay dividends to it could have a material adverse effect on its ability to conduct its business.

CME is a holding company, and it relies principally on dividends and other distributions on equity paid by Fujian Express, its PRC operating subsidiary, for its cash requirements, including the funds necessary to service any debt it may incur. If Fujian Express incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to it. In addition, the PRC tax authorities may require CME to adjust its taxable income under the contractual arrangements Fujian Express currently has in place with Fujian Fenzhong in a manner that would materially adversely affect Fujian Express’s ability to pay dividends and other distributions to CME. Furthermore, relevant PRC laws, rules and regulations permit payments of dividends by Fujian Express only out of its retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws, rules and regulations, the statutory general reserve fund requires annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends until the cumulative fund reaches 50% of the registered capital. As a result of these PRC laws, rules and regulations, Fujian Express is restricted in its ability to transfer a portion of its net assets to CME whether in the form of dividends, loans or advances. As of December 31, 2008, its contribution to the reserve funds pursuant to PRC laws and regulations totaled $4,314,000. Any limitation on the ability of its subsidiary or consolidated entity to pay dividends to it could materially adversely limit its ability to grow, make investments or acquisitions that could be beneficial to its businesses, pay dividends or otherwise fund and conduct its business.

If any of CME’s PRC significant subsidiaries or consolidated entity becomes the subject of a bankruptcy or liquidation proceeding, CME may lose the ability to use and enjoy those assets, which could reduce the size of its advertising network and materially adversely affect its business, ability to generate revenue and the market price of its products.

To comply with PRC laws, rules and regulations relating to foreign ownership restrictions in the advertising industry, CME currently conducts its operations in China through contractual arrangements among Fujian Express, Fujian Fenzhong and its shareholders. As part of these arrangements, Fujian Fenzhong holds substantially all the assets that are important to the operation of the business. If Fujian Fenzhong becomes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, its may be unable to continue some or all of its business activities, which could materially adversely affect CME’s business, financial condition and results of operations. If Fujian Fenzhong undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets, thereby hindering CME’s ability to operate its business, which could materially adversely affect its business, its ability to generate revenue.

Under the EIT Law, CME each may be classified as a “resident enterprise” of the PRC. Such classification could result in unfavorable tax consequences to us, CME and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes, although the dividends paid to one resident enterprise from another may qualify as “tax-exempt income”. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The EIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures; therefore, it is unclear how the PRC tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we and/or CME is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we and/or CME may be subject to enterprise income tax at a rate of 25% on our and/or CME’s worldwide taxable income, as the case may be, as well as PRC enterprise income tax reporting obligations. Second, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the implementing rules of the EIT Law refer to “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, however, it is unclear whether the dividends CME receives indirectly from Fujian Express constitute “dividend between qualified resident enterprises” and therefore qualify for tax exemption, thus the dividends CME received may be subject to PRC withholding tax at a rate of 10%. Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC security holders and gains derived by our non-PRC security holders from transferring our securities, if such income is considered PRC-sourced income by the relevant PRC authorities. If any such PRC taxes apply, a non-PRC security holder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or foreign tax credit against such security holder’s domestic income tax liability (subject to applicable conditions and limitations). CME stockholders should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign credits.

Furthermore, the EIT Law and Implementation Rules provide that the “non-resident enterprises” are subject to the enterprise income tax rate of 10% on their income sourced from China, if such “non-resident enterprises” (i) do not have establishments or premises of business in China or (ii) have establishments or premises of business in China, but the relevant income does not have actual connection with their establishments or premises of business in China. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between China and the jurisdictions in which the non-resident enterprise reside. Under the Double Tax Avoidance Arrangement between Hong Kong and Mainland China and the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the State Administration of Taxation, if the Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China incessantly within 12 months immediately prior to obtaining dividend from such company, the 10% withholding tax on the dividends the Hong Kong resident enterprise received from such company in China is reduced to 5%. If CME is considered as a Hong Kong resident enterprise under the Double Tax Avoidance Arrangement and is considered as a “non-resident enterprise” under the EIT Law, the dividends paid to CME by Fujian Express may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Notice on the Comprehension and Recognition of Beneficial Owner in Tax Treaties issued on October 27, 2009 by the State Administration of Taxation, funnel companies, which are established for the purpose of evading or reducing tax, transferring or accumulating profits, shall not be recognized as beneficial owner and thus are not entitled to the abovementioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, MOC, the State Owned Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, SAIC, and SAFE, jointly promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A rule, which was amended and took effect on June 22, 2009, to regulate foreign investment in PRC domestic enterprises. The M&A rule provides that the MOC must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A rule also contains a provision purporting, among other things, to require offshore special purpose vehicles, or SPVs, formed for the purpose of overseas listing of equity interests in PRC companies and entities directly or indirectly controlled by PRC companies or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, the CSRC published guidelines to this provision of the M&A rule.

To date, the application of the M&A rule is unclear. CME’s PRC counsel has advised CME that:

•	the CSRC approval required under the M&A rule applies to SPVs that, for purposes of achieving overseas listing, acquire the equity interests in PRC companies through share exchanges; and

•
based on their understanding of the current PRC laws, rules and regulations and the M&A rule, unless there are new PRC laws and regulations or clear requirements from the CSRC in any form that require the prior approval of the CSRC for the listing and trading of any overseas SPVs securities on an overseas stock exchange, the M&A rule does not require that CME obtains prior CSRC approval for the listing and trading on the NYSE Amex because CME completed its reorganization whereby Fujian Express was established as a wholly foreign owned enterprise and the restructuring between Fujian Express and Fujian Fenzhong was carried out prior to September 8, 2006, the effective date of the M&A rule.

However, the interpretation and application of the M&A rule remain unclear, and the PRC government authorities have the sole discretion to determine whether the business combination is subject to the approval of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the business combination, CME cannot predict how long it would take to obtain the approval. In addition, CME may need to apply for a remedial approval from the CSRC and may be subject to certain administrative or other sanctions from these regulatory agencies.

Further, new rules and regulations or relevant interpretations may be issued from time to time that may require CME to obtain retroactive approval from the CSRC in connection with the business combination. If this were to occur, CME’s failure to obtain or delay in obtaining the CSRC approval for the business combination would subject CME to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on CME’s operations in China, restrictions or limitations on CME’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect CME’s business, results of operations and financial condition.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the business combination, CME may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. New rules and regulations or relevant interpretations may require that CME retroactively obtain approval from the CSRC in connection with the business combination. If this were to occur, CME’s failure to obtain or delay in obtaining the CSRC approval for the Transaction would subject CME to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on CME’s operations in China, restrictions or limitations on CME’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect CME’s business, results of operations and financial condition.

CME cannot predict when the CSRC may promulgate additional rules or other guidance, if at all. Any delay in the issuance of such implementing rules or guidance may create additional uncertainties with respect to this Transaction. Moreover, implementing rules or guidance, to the extent issued, may fail to resolve current ambiguities under the M&A rules. Uncertainties and/or negative publicity regarding the M&A rules could have a material adverse effect on CME’s trading price.

The new regulations also established additional procedures and requirements expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. These rules may also require the approval from the MOC where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including MOC approval, may delay or inhibit CME’s ability to complete such transactions, which could affect CME’s ability to expand its business.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2 Properties

Our principal executive offices are located at its headquarters comprising approximately 2,000 square meters at 22/F, Wuyi Center, 33 East Street, Fuzhou, Fujian Province, People’s Republic of China.

ITEM 3 Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 Removed and Reserved

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our equity securities trade on the NYSE Amex. Prior to January 29, 2010, each of our units consisted of one share of common stock and one warrant and traded on the NYSE Amex under the symbol “TMI.U.”  On November 14, 2007, the common stock and warrants included in the units began to trade separately. Those units not separated continued to trade on the NYSE Amex under the symbol “TMI.U,” and each of the common stock and warrants traded on the NYSE Amex under the symbols “TMI” and TMI.WS.”  Commencing December 14, 2009, our units, common stock and warrants traded on the NYSE Amex under the symbols “CCME.U.” “CCME” “CCME.WS,” respectively.

We announced the redemption of our public warrants in December 2009.  On January 29, 2010, we completed the warrant redemption and as a result of the redemption, our publicly traded warrants (“CCME.WS”) and units (“CCME.U”) ceased trading on the NYSE Amex.

The following table sets forth, for each quarter of the fiscal years ended December 31, 2008 and 2009 and for a portion of the first quarter of the fiscal year ended December 31, 2010, the high and low sales price of our Common Stock, units, and warrants as reported on the NYSE Amex. Prior to October 17, 2007, there was no established trading market for our securities.

	CCME/U (1) Units		CCME Common Stock		CCME/WS Warrants
	High	Low	High	Low	High	Low
Year Ended December 31, 2010:
First Quarter (through March 15, 2010)	$20.49	$17.00	$14.82	$9.26	$8.15	$3.80

Year Ended December 31, 2009:
First Quarter	$7.55	$7.36	$7.63	$7.32	$0.07	$0.03
Second Quarter	7.78	7.60	7.80	7.63	0.20	0.04
Third Quarter	8.00	7.80	7.91	7.73	0.29	0.10
Fourth Quarter	19.88	7.60	13.16	7.50	5.49	0.35

Year Ended December 31, 2008:
First Quarter	$7.89	$7.47	$7.33	$7.10	$0.68	$0.38
Second Quarter	7.80	7.41	7.40	7.13	0.50	0.35
Third Quarter	7.75	7.00	7.52	7.20	0.51	0.20
Fourth Quarter	7.45	6.81	7.31	6.87	0.29	0.01

(1)	Our units began trading on October 17, 2007. The common stock and warrants did not begin separate trading until November 14, 2007.

Holders of Common Equity

As of March 9, 2010, there was 1 holder of record of our units, 4 holders of record of our warrants and 16 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a Share Exchange. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of the Share Exchange. The payment of any dividends subsequent to the Share Exchange will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we did not have any active equity compensation plans.

Equity Repurchases

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 2009	1,900,000 warrants to purchase common stock	$0.50	---	---

ITEM 6 Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CME, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’s majority shareholder, operates the largest television advertising network on inter-city express buses in China.  CME’s operations in general and similar connotations, refer to Fujian Fenzhong, an entity which is controlled by CME through contractual agreements and which operates the advertising network. While CME has no direct equity ownership in Fujian Fenzhong, through the contractual agreements CME receives the economic benefits of Fujian Fenzhong’s operations.  CME generates revenue by selling advertising on its network of television displays installed on inter-city express buses in China.

CME’s extensive and growing network covers inter-city express bus services originating in China’s most prosperous regions. As of December 31, 2009, CME’s network covered inter-city express bus services originating in fourteen regions, including the five municipalities of Beijing, Shanghai, Tianjin, Guangzhou and Chongqing and nine economically prosperous provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Anhui, Hubei, Hebei, Shandong and Shanzi. These fourteen regions in aggregate generated over half of China’s gross domestic product, or GDP. CME’s network is capable of reaching a substantial and growing audience. Many of the cities connected in CME’s network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China. As of December 31, 2009, CME’s network covered six of the seven transportation hubs designated by the Ministry of Transport, and CME expects to further increase this percentage as it continues to expand the geographic coverage of its network. In addition to major transportation hubs, the network also covers small to medium-sized cities in China, some of which rely on highway transportation as the primary transportation option for connection outside these cities.

CME has entered into long-term framework agreements with 45 bus operator partners for terms ranging from five to eight years. Pursuant to these agreements, CME pays the bus operators concession fees for the right to install its displays and automated control systems inside their buses and display entertainment content and advertisements. CME’s entertainment content is provided by third parties and advertisements provided by its clients. CME obtains a wide range of free entertainment content from Fujian SouthEastern Television Channel and Hunan Satellite Television each month and purchases a limited amount of copyrighted programs from time to time.

In October 2007, CME entered into a five-year cooperation agreement with an entity affiliated with the Ministry of Transport of the People’s Republic of China to be the sole strategic alliance partner in the establishment of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. The cooperation agreement also gave CME exclusive rights to display advertisements on the system. In November 2007, this entity issued a notice regarding the facilitation of implementation of the system contemplated under the cooperation agreement to municipalities, provinces and transportation enterprises in China. CME believes its status as the sole strategic alliance partner designated by an entity affiliated with the Ministry of Transport and the exclusive rights to display advertisements on the system has facilitated its historical expansion and is expected to continue to provide them with a competitive advantage in the future.

CME believes its network is a highly effective advertising medium. The network is capable of reaching audiences on inter-city express buses while they remain in a comfortable and enclosed environment with minimal distraction. The majority of the inter-city express buses within the network are equipped with leather seats and air-conditioning, providing a comfortable environment which makes the audiences more receptive to the content displayed on CME’s network. Inter-city travel in China typically takes a number of hours. Audiences are therefore exposed to the content displayed on its advertising platform for a significantly longer period of time than on shorter-distance travel. In addition, CME’s patented automated control systems ensure that the programs and advertisements are displayed continuously throughout the journey.

CME has grown significantly since it commenced its advertising services business in November 2003. During the year ended December 31, 2009, more than 450 advertisers had purchased advertising time on CME’s network either through advertising agents or directly from CME. Some of these clients have purchased advertising time from CME for more than three years, including Hitachi, China Telecom, Toyota, Siemens and China Pacific Life Insurance. CME has attracted several well-known international and national brands to its advertising network, including Coca Cola, Pepsi, Wahaha, KFC, Siemens, Hitachi, Haier, China Telecom, China Mobile, Nokia, China Post, Procter & Gamble, Bank of China, China Constructing Bank and China Pacific Life Insurance. For the years ended December 31, 2007, 2008 and 2009, CME generated total revenue of $25.8 million, $63.0 million, $95.9 million respectively. During the same years, CME had net income of $7.0 million and $26.4 million and $41.7 million respectively.

Consolidation of CME’s Significant Subsidiaries

CME commenced operations in the advertising industry through Fujian Fenzhong in November 2003. Fujian Fenzhong was formerly known as Fuzhou Mandefu Food Co., Ltd., a limited liability company established in China on May 31, 2002 and subsequently changed its names to Fuzhou Fenzhong Media Co., Ltd. and Fujian Fenzhong Media Co., Ltd. on November 17, 2003 and January 21, 2008, respectively.

Fujian Express was incorporated in China on June 23, 2003 and is 100% owned by HKMDF. Fujian Express was formerly known as Fuzhou Shoushan Waterfall Group EM Polder Co., Ltd. and changed to its current name on June 3, 2008.

On February 16, 2007, Zheng Cheng, CME’s founder, chairman of the board of directors and chief executive officer, transferred a 40.5% equity interest in HKMDF to Thousand Space Holdings Limited, which is 100% beneficially owned by Ou Wen Lin. As a result, Zheng Cheng and Chunlan Bian, a director and the mother of Zheng Cheng, in the aggregate own the remaining 59.5% interest in HKMDF. Fujian Fenzhong holds the licenses and permits necessary to operate CME’s businesses and provide CME’s advertising services in China.

Due to PRC regulatory restrictions on foreign investments in the advertising industry in China, CME operates its advertising business in China through Fujian Fenzhong. CME’s relationships with Fujian Fenzhong and its shareholders are governed by a series of contractual arrangements that allow CME to effectively control and derive economic benefits from Fujian Fenzhong. As a result, CME treats Fujian Fenzhong as its significant subsidiary for accounting purposes and has consolidated its historical financial results in CME’s financial statements in accordance with U.S. GAAP. In addition, in accordance with U.S. GAAP, CME’s consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the period presented and all transactions between CME and CME’s significant subsidiaries have been eliminated upon consolidation.

Reverse merger

CME completed a share exchange transaction (the "Share Exchange") with HKMDF, which originally owned by Zheng Cheng, Thousand Space Holdings Limited and Bright Elite Management Limited, on October 15, 2009. The Share Exchange represents a reverse acquisition involving a public shell company and has been accounted for financial reporting purposes as the issuance of securities by HKMDF in exchange for the assets and liabilities of the Company, accompanied by a recapitalized. The accompanying consolidated financial statement and the financial information for periods prior to the consummation of the Share Exchange are those of HKMDF and its subsidiary and VIE, except the equity section. Accordingly, CME revised its earnings per share calculation and for the purpose of calculating earnings per share for the periods presented, the number of ordinary shares outstanding is based on the weighted average number of ordinary shares of HKMDF that would have been outstanding during the periods presented assuming the Share Exchange occurred on January 1, 2007 and, retrospectively adjusted the accompanying 2007 and 2008 consolidated financial statements for the change.

Critical Accounting Policies

CME prepares its consolidated financial statements in accordance with U.S. GAAP, which requires CME to make judgments, estimates and assumptions that affect the reported amounts of its assets and liabilities, the disclosure of its contingent assets and liabilities at the end of each reporting period and the reported amounts of revenue and expenses during each reporting period. CME continually evaluates these estimates and assumptions based on the most recently available information, CME’s own historical experiences and other factors that CME believes to be relevant under the circumstances. Since CME’s financial reporting process inherently relies on the use of estimates and assumptions, CME’s actual results could differ from its expectations. Certain accounting policies require higher degrees of judgment, some of which are inherently subjective and involve higher degrees of estimates and assumptions, than others in their application, due to, among other reasons, limited information available at the time CME’s financial statement is prepared. To the extent that the estimates used materially differ from actual results, adjustments or restatements to the statement of operations and corresponding balance sheet accounts could be necessary. CME considers the policies discussed below to be critical to an understanding of its consolidated financial statements because they involve higher degrees of reliance on CME’s management’s judgment.

When reading CME’s financial statements, you should consider CME’s critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. CME believes the following accounting policies involve the most significant judgment and estimates used in the preparation of its financial statements. CME has not made any material changes in the methodology used in these accounting policies since it commenced operations in the advertising industry in November 2003.

Revenue Recognition

CME derives revenue from selling advertising time slots on its network. The advertisements display repetitively in our pre-designed pattern during each of the journey in our inter-city buses.  The recognition of the revenue is very critical to the financial statements because of its magnitude and the judgement made on how to determine whether the advertisements were displayed. CME recognizes revenue ratably over the contract performance period during which the advertisements are displayed and the collection of the fees is probable. In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, CME considers the following factors in its revenue recognition:

•
Whether persuasive evidence of an arrangement exists.  CME typically enter into short term contracts with its advertising agency clients and its direct advertising clients that require CME to display their advertisements in exchange for a certain amount of advertising fees specified in the contracts.

•	Whether the services have been rendered. CME receives payments from its clients on a monthly basis based on the advertisements displayed on its network in the preceding month.

•	Whether the fees are fixed or determinable. The advertising fees specified in the contract are final and not subject to any subsequent amendment.

•
Whether collectability is reasonably assured.  CME mitigates its collection risk by evaluating the creditworthiness of its clients and monitoring outstanding balances payable by CME’s clients. Therefore, CME did not have significant bad debts during the periods presented in its consolidated financial statements included elsewhere in this proxy statement.

CME enters into barter agreements whereby it broadcasts television companies' logo in return for the right to broadcast television program provided by television companies. Such transactions are accounted for as nonmonetary exchange and the Group does not recognize such revenue and expense of the exchange as the fair value of the advertising surrendered in the barter transaction is not determinable.   No direct costs are attributable to such revenue.

Depreciation of Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are 20 years for buildings, ten years for motor vehicles and five years for electronic and office equipment and media display equipment, and after taking into account their residual values.  Changes in estimation of useful lives and residual value may have impact on the amount of depreciation charge to be charged to the consolidated statements of operations.

Accrual of Concession Fees

CME has entered into long-term framework agreements with more than 40 inter-city express bus operators in China. Such contracts provide for CME’s concession rights to install its equipment and control systems inside their inter-city express buses at CME’s own cost and CME pays the bus operators participating in its network a pre-determined concession fee. CME has entered into framework agreements with all the bus operators participating in CME’s network for terms ranging from five to eight years. CME enters into contracts with these bus operators each year to update the number of buses carrying its network and the concession fees per bus for that year. The framework agreements specify the permissible range of annual increase in concession fees per bus, which is in all cases between a minimum of 10% and a maximum of 30%.

CME pays concession fees to the bus operators participating in its network on a monthly basis. However, the total concession fees payable under each long-term contract are charged to the consolidated statements of operations as concession expenses on a straight-line basis over the course of the contract period, based on the assumption that the concession fees increase by 10% per year. The differences between concession fee payments and concession fee expenses charged to the consolidated statements of operations are accrued as liability or recorded as reversal to the corresponding previously accrued liability.  Changes in the estimation of annual increase will affect the amount of concession expenses to be charged to the consolidated statements of operations.

Impairment of Long-Lived Assets

CME evaluates its long-lived assets or asset group with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a group of long-lived assets may not be fully recoverable, such as a significant adverse change in market conditions that will impact the future use of the assets. When these events occur, CME evaluates the impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, CME recognizes an impairment loss based on the excess of the carrying amount of the asset group over its fair value that is generally based on the expected discounted cash flows using a risk-free rate. CME did not have any impairment of long-lived assets during the periods presented in CME’s consolidated financial statements.

Income taxes

CME accounts for the expected future tax consequences by recognition of deferred income taxes arising from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements by applying the statutory tax rates applicable under the EIT Law. CME records a valuation allowance to reduce deferred tax assets to the value CME believes is more likely than not to be realized. In the event CME was to determine that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, an adjustment to CME’s valuation allowance would increase its income in the period such determination was made. Likewise, if CME determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to its valuation allowance would be charged to its income in the period such determination is made. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. CME remeasured its deferred tax assets as a result of the reduction in tax rate from 33% to 25% under the EIT Law and recognized an increase in income tax expenses of $0.2 million for the year ended December 31, 2007.

Recent accounting pronouncements

In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17") which amends the FASB Accounting Standard Codification ("ASC") for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity. ASU 2009-17 also requires additional disclosure about a reporting entity's involvement in VIE, as well as any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-07 is not expected to have a material impact on the Group's financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standard ("SFAS") 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 ("SFAS 162") (collectively "SFAS 168"). SFAS 168 states that the FASB Accounting Standards Codification will become the source of authoritative U. S. GAAP recognized by the FASB. Once effective, the Codification's content will carry the same level of authority, effectively superseding SFAS 162. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative. The adoption did not have a material impact on the Group's financial position, results of operations and cash flows.

Principal Components of Statement of Operations

Net Revenue

CME records its sales, net of business tax and related surcharges (“net revenue”). CME generates advertising service revenue from the sales of advertising time slots on its digital television advertising network placed on inter-city express buses. Fujian Fenzhong is subject to business tax and other surcharges on the revenue arising from the provision of advertising services in China. Other surcharges consist of culture and education construction fees and embankment protection fees for services provided in the PRC. The rates of business tax, culture and education construction fees and embankment protection fees are 5%, 3% and 0.09% of revenue, respectively. For the years ended December 31, 2007, 2008 and 2009, the amount of business tax and other surcharges were $2.4 million, $6.0 million and $8.9 million, respectively. In addition, CME offers its clients volume discounts from its list price. CME records its advertising service revenue net of any discounts it offers to its clients.

CME’s geographic coverage included Shanghai, Jiangsu, Beijing, Tianjin, Guangdong, Sichuan and Hebei in the year ended December 31, 2007 and include Chongquing and Hubei in the year ended December 31, 2008.  CME further expanded its net work in Anhui, Shandong and Shanxi in the year ended December 31, 2009.  CME believes it will be able to continue to increase its revenue through the geographic expansion of its network coverage.

CME sets its list prices by reference to a combination of factors, including local economic conditions, the advertising fees charged by other advertising media, including local satellite television operators, and the number of inter-city express buses carrying its network. Generally, the list prices in Shanghai and Jiangsu are higher than those in Beijing, Tianjin, Guangdong and Fujian, which, in turn, are higher than those in Sichuan, Hebei, Anhui, Shandong and Shanxi. The actual selling prices are lower than the list prices because CME usually offers its clients volume discounts at a certain discount rate based on negotiations with CME’s clients. CME believe that the advertising rate will be increased in PRC for at least 10% per year based on the historical market trend and the industrial norm.

CME generates revenue from two types of clients: advertising agencies which purchase advertising time slots from CME and resell such time slots to advertisers and advertising clients which directly purchase advertising time slots from CME. In the year ended December 31, 2007 and 2008, all of the top ten clients were advertising agency clients and in the year ended December 31, 2009, nine out of the top ten clients were advertising agency clients. During the years ended December 31, 2009 and 2008, revenue generated from advertising agency clients accounted for 78.6% and 97.7%, respectively, of CME’s total revenue whereas revenue generated from direct clients accounted for the remaining 21.4% and 2.3% of CME’s total revenue, respectively. Because the amount of purchases by advertising agency clients is significantly larger than that by direct advertising clients, advertising agency clients usually enjoy greater discounts than direct advertising clients. As advertising agency clients in CME’s client mix in relation to direct clients continue to decrease in the future, CME believes its gross profit margins could be increased. On the other hand, CME incurs more operating expenses for sales to direct advertising clients than to sales advertising agency clients due to more sales people needed to handle the different direct advertising clients.  However, the selling expenses should not completely offset with the increase in the margin as the salaries for the sales people is not high.  As a result, CME believes its net profit margins could increase in the future if CME is able to continue to increase the portion of the direct advertising clients continues to grow.

Cost of Sales

CME’s cost of sales consists of concession fees charged by inter-city express bus operators, depreciation of CME’s equipment and control systems, business tax and surcharges, salary, production cost for embedded advertisement and other operating costs. The following table sets forth CME’s cost of sales, divided into its major components, by amount and percentage of net revenue for the years indicated:
	Year Ended of December 31,
	2007		2008		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(In thousands, except percentage of net sales)
Revenue	$25,837		$62,999		$95,934

Cost of Revenue:
Concession fees	$10,668	41.3%	$19,955	31.7%	$24,823	25.9%
Depreciation	1,591	6.2%	2,835	4.5%	3,183	3.3%
Business tax	737	2.9%	2,063	3.3%	3,209	3.3%
Salary	156	0.6%	203	0.3%	251	0.0%
Production cost for embedded advertisement	-	0.0%	-	0.0%	1,468	1.5%
Other operating costs	12	0.0%	9	0.0%	3	0.0%

Total	$13,164	51.0%	$25,065	39.8%	$32,937	34.3%

Concession fees.  Concession fees charged by inter-city express bus operators amounted to 41.3%, 31.7% and 25.9% as a percentage of CME’s net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. Such concession fees represented the largest component of CME’s cost of sales, accounting for 81.0%, 79.6% and 75.4% for the years ended December 31, 2007, 2008 and 2009, respectively. CME expects concession fees to remain the largest component of its cost of sales in the future.

The primary factors affecting CME’s concession costs include its geographic coverage, the number of inter-city express buses carrying its network and the unit concession fees charged by inter-city express bus operators participating in CME’s network. CME’s existing network consists of all five municipalities and nine provinces and CME expects to enter into seven new provinces, namely Zhejiang, Hunan, Inner Mongolia, Yunnan, Jiangxi, Shannxi and Guangxi by the end of 2010 and three new provinces namely Heilongjiang, Jilin and Liaoning by the end of 2011. Moreover, the framework agreements CME enters into with all the inter-city express bus operators participating in its network specify the permissible range of annual increase in the concession fees per bus, which is in all cases between a minimum of 10% and a maximum of 30%. CME charges concession fees payable under such long-term agreements as concession expenses to the consolidated statements of operations on a straight-line basis over the course of the contract period, based on the assumption that the concession fees increase by 10% per year. As CME continues to expand the geographic coverage of its network and the number of inter-city express buses carrying its network, CME expects to incur a substantially increased amount of concession fees in the future.

Depreciation.  Depreciation for CME’s equipment and control systems, which primarily include digital television displays and hard disk drives, amounted to 6.2%, 4.5% and 3.3% as a percentage of CME’s net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. CME procures digital television displays and related equipment and control systems from Hangzhou Yusong. CME also purchases digital television displays originally installed on the inter-city express buses from some of the bus operators participating in CME’s network to serve as CME’s advertising platform. CME capitalizes the acquisition cost of its digital television displays and hard disk drives and recognize depreciation on a straight-line basis over the course of their useful lives, which CME estimates to be five years.

The primary factors affecting CME’s depreciation include the number of digital television displays and hard disk drives installed in its network, the unit cost of each of its digital television displays and hard disk drives, and the remaining useful life of its digital television displays and hard disk drives. CME expects its depreciation to increase in the future as a result of expansion of its network by adding more digital television displays and hard disk drives.

Business tax.  CME’s business tax amounted to 2.9%, 3.3% and 3.3% as a percentage of its net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. Business tax included in CME’s cost of sales relates to business tax arising from consulting services provided by Fujian Express to Fujian Fenzhong.

Salary.  CME’s salary costs in CME’s cost of sales amounted to 0.6%, 0.3% and 0.0% as a percentage of its net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. Salary costs in CME’s cost of sales relate to salaries paid to the personnel in its production department in charge of combining the entertainment programs provided by its content suppliers and advertisements provided by CME’s clients, as well as the personnel in the engineering department in charge of periodically updating the entertainment programs and advertisements at the bus terminals.

Production cost for embedded advertisement.  Production costs increase to $1.5 million for the year ended December 31, 2009 from nil for the year ended December 31, 2008 as CME started to hire external parties to producing the embedded advertisements in the second half of year 2009.

Other operating costs.  For the years ended December 31, 2007, 2008 and 2009, other operating costs represented less than 0.5% of net revenue in each period. Other operating costs consist of welfare costs, programming fees and repair and maintenance costs. Programming fees relate to the acquisition costs of copyrighted foreign and domestic films from third parties. Repair and maintenance costs arise from the repair and maintenance of CME’s equipment and control systems.

Operating Expenses

CME’s operating expenses consist of selling expenses and general and administrative expenses. The following table sets forth CME’s operating expenses, divided into their major categories by amount and as a percentage of net revenue for the years indicated:

	Year Ended of December 31,
	2007		2008		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
(In thousands, except percentage of net sales)
Revenue	$25,837	100.0%	$62,999	100.0%	$95,934	100.0%

Gross profit	12,673	49.0%	37,934	60.2%	62,997	65.7%
Selling expenses	923	3.6%	1,095	1.7%	3,508	3.7%
Administrative expenses	734	2.8%	1,718	2.7%	2,846	3.0%
Total operating expense	1,657	6.4%	2,813	4.5%	6,354	6.7%

Selling expenses.  CME’s selling expenses primarily consist of salaries and commissions for CME’s sales staff, marketing and promotional expenses and other costs related to supporting CME’s sales force. Selling expenses amounted to 3.6% and 1.7% and 3.7% as a percentage of CME’s net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. The increases in selling expenses were attributable to increases in headcounts as well as increases in salaries and commission.

Although CME’s selling expenses increased significantly from the year ended December 31, 2007 compared to the year ended December 31, 2009, selling expenses as a percentage of net revenue have accounted for less than 4% because CME’s net revenue increased at a greater rate than selling expenses increased. CME expects selling expenses to increase in the future as CME’s operations continue to grow. However, CME expects selling expenses as a percentage of net revenue to continue to be stable as CME adopted a new commission policy in 2009 to compensation for the sales people. Commission to the sales people will be based on 3% of the revenue received.

General and administrative expenses.  CME’s general and administrative expenses primarily consist of salaries, social insurance and housing fund for management, accounting and administrative personnel, depreciation of office equipment, statutory union fees, office rentals, professional fees and other office expenses. General and administrative expenses amounted to 2.8%, 2.7% and 3.0% as a percentage of CME’s net revenue for the years ended December 31, 2007, 2008 and 2009, respectively. The increases in general and administrative expenses were attributable to increases in headcounts, salaries, legal cost and professional fees for the Share Exchange and compliance cost for a listed company.

Although the amount of general and administrative expenses increased during the same period, general and administrative expenses as a percentage of net revenue remained stable because CME’s net revenue increased at a greater rate than general and administrative expenses increased. CME expects that its general and administrative expenses will increase in the future as it hires additional personnel and incurs additional costs in connection with the expansion of its business and with being a publicly traded company. However, CME expects general and administrative expenses as a percentage of net revenue to decrease as its net revenue increase at a greater rate than general and administrative expenses.

Income Tax Expenses

Fujian Fenzhong and Fujian Express are subject to enterprise income taxes. Under the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, passed by the Fifth Plenary Session of the Tenth National People’s Congress on March 16, 2006, the rate of enterprise income tax was reduced from 33% to 25% with effect from January 1, 2008. In this connection, CME measured CME’s deferred tax assets as a result of the reduction in tax rate and recognized an increase in income tax expenses of $0.2 million for the year ended December 31, 2007.

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for assessment of income tax purposes. CME’s deferred tax assets relate to the accrued concession fees payable under the long-term framework agreements with the inter-city express bus operators participating in CME’s network. CME determines the carrying amount of such concession fees subject to an increase at a minimum of 10% and a maximum of 30% per year over a five- to eight-year period using the accrual method on a straight line basis for financial reporting purposes. To date, all CME’s long-term framework agreements with the inter-city express bus operators were entered into beginning in the year ended December 31, 2007. As a result, CME recognized deferred tax credits arising from accrued concession fees in the amount of $0.8 million for the year ended December 31, 2007, $0.5 million for the year ended December 31, 2008 and $0.7 million for the year ended December 31, 2009. CME also records the deferred tax in relation to the accrued severance payments for employees. For the year ended December 31, 2008, $0.3 million was recognized as the deferred tax credit arising from the accrued severance payments while CME did not recognize the deferred tax credit in relation to the accrued severance payments for the year ended December 31, 2007, and recognized a deferred tax charge of $0.3 million for the year ended 2009.

The EIT Law provides that enterprises established outside China whose “de facto management bodies” are located in China are considered “resident enterprises,” and will generally be subject to the uniform 25% enterprise income tax rate as to their global income, including income CME receives from its subsidiary and consolidated affiliates. According to the implementation rules, “de facto management body” refers to a managing body that exercises, in substance, overall management control over the production and Business, personnel, accounting and assets of an enterprise. Substantially all of CME’s management is currently based in China, and may remain in China in the future. In addition, although the EIT Law provides that dividend income between “qualified resident enterprises” is exempted income, and the implementing rules refer to “qualified resident enterprises” as “direct equity interest,” it is still unclear whether the dividends CME receives from its subsidiaries in China constitute dividend income between “qualified resident enterprises” and therefore qualify for tax exemption. If CME is required to pay income tax for any dividends it receives from its subsidiary, the amount of dividends CME can pay to its shareholders.

Furthermore, the implementation rules of the EIT Law provide that an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors after January 1, 2008 for income sourced in China. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between China and the jurisdictions in which CME’s non-PRC shareholders reside. The 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in China. Following the Transaction, TM will be a Delaware holding company with a subsidiary in Hong Kong which in turn owns a 100% equity interest in Fujian Express. Further, CME derives substantially all of CME’s income from dividends it receives from CME’s significant subsidiaries in China. If CME declares dividends from such income, it is unclear whether the income will be deemed to be sourced in China under the EIT Law and enjoy a reduced income tax rate of 5% under the Double Tax Avoidance Agreement Between Hong Kong and Mainland China. If CME is required under the EIT Law to withhold income tax on dividends payable to CME’s non-PRC resident shareholders and ADS holders, your investment in CME may be materially adversely affected.

Results of Operations

The following table sets forth a summary of CME’s consolidated statement of operations for the years indicated. CME’s historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	Year Ended of December 31,
Consolidated	2007		2008		2009
Statement of		% of		% of		% of
Operations Data:	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue	$25,837	100.0%	$62,999	100.0%	$95,934	100.0%
Cost of revenue	(13,164)	(51.0)%	(25,065)	(39.8)%	(32,937)	(34.3)%

Gross profit	12,673	49.0%	37,934	60.2%	62,997	65.7%
Operating expenses
Selling expenses	(923)	(3.6)%	(1,095)	(1.7)%	(3,508)	(3.7)%
Administrative expenses	(734)	(2.8)%	(1,718)	(2.7)%	(2,846)	(3.0)%

Total operating expenses	(1,657)	(6.4)%	(2,813)	(4.5)%	(6,354)	(6.7)%

Income from operations	11,016	42.6%	35,121	55.7%	56,643	59.0%
Interest income	24	0.1%	100	0.2%	113	0.2%

Income before income tax expense	11,040	42.7%	35,221	55.9%	56,756	59.2%
Income tax expense	(4,073)	(15.8)%	(8,854)	(14.1)%	(15,045)	(15.7)%

Net income	$6,967	26.9%	$26,367	41.8%	$41,711	43.5%

Year ended December 31, 2009 Compared to Year ended December 31, 2008

Revenue.  CME’s revenue increased to $95.9 million for the year ended December 31, 2009 from $63.0 million for the year ended December 31, 2008. The increase was primarily attributable to the increase in average rates per second, increase in portion of direct sales to the advertisers, expansion of the geographic coverage and the number of buses of CME’s network, revenue from the embedded advertisements which were displayed during the broadcasting of the content for the year ended December 31, 2009.  During the year ended December 31, 2009, CME expanded its geographic coverage to include three economically prosperous provinces, Anhui, Shandong and Shanxi.  In connection with such expansion, the number of inter-city express buses carrying CME’s network increased significantly from 15,260 as of December 31, 2008 to 20,161 as of December 31, 2009. In addition, increased revenue was attributable to the growth in selling directly to the advertisers during the year ended December 31, 2009.  The direct sales to the advertisers contributed larger margin to CME. The direct sales accounted for 21.4% for the year ended December 31, 2009 while it was 2.3% for the year ended December 31, 2008.  The embedded advertisements launched in August 2009 generates $12.9 million revenue for the year ended December 31, 2009 while there was no revenue from the embedded advertisements for the year ended December 31, 2008.

Cost of revenue.  CME’s cost of sales increased to $32.9 million for the year ended December 31, 2009 from $25.1 million for the year ended December 31, 2008 due to the following reasons:

Concession fees.  Concession fees charged by inter-city express bus operators increased to $24.8 million for the year ended December 31, 2009 from $20.0 million for the year ended December 31, 2008. The increase was attributable to the increase in the concession fees payable to the bus operators participating in CME’s network for the year ended December 31, 2009 as well as an increase in the number of inter-city express buses carrying CME’s network.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $3.2 million for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses in the CME’s networks

Business tax.  Business tax increased to $3.2 million for the year ended December 31, 2009 from $2.1 million for the year ended December 31, 2008. The increase was primarily attributable to business taxes arising from consulting services Fujian Express provided to Fujian Fenzhong in the year ended December 31, 2009.

Salary.  Salaries increased to $251,000 for the year ended December 31, 2009, from $203,000 for the year ended December 31, 2008. The increase was due to the increase in number of staff in the production and maintenance departments and the increase in salaries for the year ended December 31, 2009.

Production cost for embedded advertisement.  Production costs increase to $1.5 million for the year ended December 31, 2009 from nil for the year ended December 31, 2008 as CME started to produce the embedded advertisements.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $63.0 million for the year ended December 31, 2009 from $37.9 million for the year ended December 31, 2008. CME’s gross profit margin for the year ended December 31, 2009 increased to 65.7% from 60.2% for the year ended December 31, 2008.

 Operating expenses.  CME’s operating expenses increased to $6.4 million for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008 due to the following reasons:

Selling expenses.  Selling expenses were $3.5 million and $1.1 million for the year ended December 31, 2009 and 2008, respectively.  The majority of selling expenses consisted of the salary and staff welfare of the sales force and promotion expenses. There were no significant differences in the size of the sales force for the year ended December 31, 2009 and 2008. The significant increase in selling expenses is mainly a result of the addition of commission expense since the third  quarter.  Starting July 1, 2009, CME began paying commissions to the sales people, which is calculated based upon a percentage of the monthly advertising revenue.  The payment of commission provided incentive to the sales people to get more business from both direct and indirect sales.  Salaries, commission and welfare expenses increased to $2.7 million for the year ended December 31, 2009, from $0.8 million for the year ended December 31, 2008.  Promotion expenses increased to $518,000 for the year ended December 31, 2009, from $5,000 for the year ended December 31, 2008 as CME promoted its corporation image to other media platform.

General and administrative expenses.  General and administrative expenses increased by 65.7% to $2.8 million for the year ended December 31, 2009 from $1.7 million for the year ended December 31, 2008. The increase was primarily attributable to increased salaries, rental expenses on various offices in the PRC, professional fees for being a listed company, housing fund and welfare paid to additional management and administrative personnel to meet the demand arising from CME’s enlarged scale of operations.

Income from operation.  As a result of the foregoing, CME’s income from operation increased by 61.3% to $56.6 million for the year ended December 31, 2009 from $35.1 million for the year ended December 31, 2008.

Interest income.  CME’s interest income increased by 13.0% to $113,000 for the year ended December 31, 2009 from $100,000 for the year ended December 31, 2008, primarily because of the increase in bank deposit balance.

Income tax expenses.  CME’s income tax expenses increased by 69.9% to $15.0 million for the year ended December 31, 2009 from $8.9 million for the year ended December 31, 2008. The increase was primarily attributable to the increase in income before income tax expense.

Net income.  As a result of the foregoing, CME’s net income increased by 58.2% to $41.7 million for the year ended December 31, 2009 from $26.4 million for the year ended December 31, 2008. CME’s net profit margin increased to 43.5% for the year ended December 31, 2009 from 41.9% for the year ended December 31, 2008, primarily attributable to an increase in gross profit in the year ended December 31, 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.  CME’s revenue increased to $63.0 million for the year ended December 31, 2008 from $25.8 million for the year ended December 31, 2007. The increase was primarily attributable to the significantly increased total amount of advertising time that CME sold resulting from the expansion of the geographic coverage of CME’s network and an increase in the number of inter-city express buses carrying its network. For the year ended December 31, 2008, CME expanded its geographic coverage to include one municipality, Chongqing and one economically prosperous province, Hubei. Partly as a result of such geographic expansion, CME’s sales of advertising time slots increased significantly from a total of 1,680 minutes in the year ended December 31, 2007 to a total of 2,240 minutes in the year ended December 31, 2008. In connection with such expansion, the number of inter-city express buses carrying CME’s network increased significantly from 10,053 as of December 31, 2007 to 15,260 as of December 31, 2008. In addition, increased sales of advertising time was attributable to the growth of CME’s advertising agency client base for the year ended December 31, 2008.

Cost of revenue.  CME’s cost of revenue increased to $25.1 million for the year ended December 31, 2008 from $13.2 million for the year ended December 31, 2007 due to the following reasons:

Concession fees.  Concession fees charged by inter-city express bus operators increased to $20.0 million for the year ended December 31, 2008 from $10.7 million for the year ended December 31, 2007. The substantial increase was attributable to the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the year ended December 31, 2008 as well as an increase in the number of inter-city express buses carrying CME’s network to 15,260 as of December 31, 2008 from 10,053 as of December 31, 2007.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $2.8 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses in the CME’s networks.

Business tax.  Business tax increased to $2.1 million for the year ended December 31, 2008 from $0.7 million for the year ended December 31, 2007. The increase was primarily attributable to business taxes arising from consulting services Fujian Express provided to Fujian Fenzhong in the year ended December 31, 2008.

Salary.  Salaries increased to the amount of $203,000 for the year ended December 31, 2008 from the amount of $156,000 for year ended December 31, 2007. The increase was primarily attributable to the increase in number of staff in production and maintenance department in 2008.

Other operating costs.  Other operating costs decreased slightly to approximately $9,000 for the year ended December 31, 2008 from approximately $13,000 for the year ended December 31, 2007. The decrease was primarily attributable to the decrease in production costs in 2008.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $37.9 million for the year ended December 31, 2008 from $12.7 million for the year ended December 31, 2007. CME’s gross profit margin increased to 60.2% for the year ended December 31, 2008 from 49.0% for the year ended December 31, 2007 because the rate of increase in CME’s revenue exceeded the rate of increase in cost of sales for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating expenses.  CME’s operating expenses increased to $2.8 million for the year ended December 31, 2008 from $1.7 million for the year ended December 31, 2007 due to the following reasons:

Selling expenses.  Selling expenses increased to $1.1 million for the year ended December 31, 2008 from $0.9 million for the year ended December 31, 2007. The increase was attributable to new marketing and promotional expenses resulting from the geographic expansion of CME’s network coverage and the growth of CME’s client base for the year ended December 31, 2008, offset by a decrease in salaries paid to CME’s sale force.

General and administrative expenses.  General and administrative expenses increased by 134.1% to $1.7 million for the year ended December 31, 2008 from $0.7 million for the year ended December 31, 2007. The increase was primarily attributable to the increase in salaries, rental expenses on various offices in the PRC, professional fees, other staff costs and welfare paid to additional management and administrative personnel to meet the demand arising from CME’s enlarged scale of operations.

Income from operation.  As a result of the foregoing, CME’s income from operation increased by 218.8% to $35.1 million for the year ended December 31, 2008 from $11.0 million for the year ended December 31, 2007.

Interest income.  CME’s interest income increased by 316.7% to $100,000 for the year ended December 31, 2008 from $24,000 for the year ended December 31, 2007, primarily as a result of higher cash and cash equivalent balances provided by CME’s operating activities.

Income tax expenses.  CME’s income tax expenses increased by 117.4% to $8.9 million for the year ended December 31, 2008 from $4.1 million for the year ended December 31, 2007. The increase was primarily attributable to the increase in income before income taxes.

Net income.  As a result of the foregoing, CME’s net income increased by 278.5% to $26.4 million for the year ended December 31, 2008 from $7.0 million for the year ended December 31, 2007. CME’s net profit margin increased to 41.8% for the year ended December 31, 2008 from 26.9% for the year ended December 31, 2007.

Liquidity and capital resources.

	Year Ended of December 31,
	2007	2008	2009
	(In thousands)
Selected Consolidated Cash Flow Data:
Net cash provided by operating activities	$12,105	$27,396	$46,244
Net cash used in investing activities	(6,594)	(4,216)	(1,884)
Net cash used in financing activities	(1,315)	—	(17,162)
Net increase in cash	4,879	23,633	27,154
Cash at the beginning of the year	1,485	6,364	29,997
Cash at the end of the year	6,364	29,997	57,151

As of December 31, 2009, CME had cash of $57.2 million. CME’s cash primarily consists of cash on hand and cash deposited in banks and interest-bearing savings accounts. CME’s liquidity requirements primarily include cash required to install its equipment and control systems on the inter-city express buses carrying its network, concession fees payable to the inter-city express bus operators participating in its network and its working capital needs.

For the years ended December 31, 2009, 2008 and 2007, CME has financed its liquidity needs primarily through cash flows from operating activities.

As of December 31, 2009 and December 31, 2008, CME’s accounts receivable, one of the principal components of CME’s current assets, were $12.6 million and $6.1 million, respectively. CME’s accounts receivable relate to advertising fees payable by its clients. CME expects its accounts receivable to increase as it continues to grow its business. CME intends to maintain its current policies for collections of accounts receivable, which provide a 30-60-day credit period following the month in which the advertisements are displayed. CME mitigates its collection risk by evaluating the creditworthiness of its clients and monitoring outstanding balances payable by its clients. In addition, as of December 31, 2009 and December 31, 2008, CME’s accounts payable, one of the principal components of its current liabilities, were $2.2 million and $1.6 million, respectively. CME’s accounts payable relate to concession fees payable to the inter-city express bus operators participating in CME’s networks. CME expects its accounts payable to increase as the number of inter-city express buses carrying its network increases. CME settles such concession fees on a monthly basis based on the actual number of buses carrying its network in the preceding month. Moreover, as of December 31, 2009 and December 31, 2008, CME’s accrued liabilities for the purchase of property and equipment were $2.1 million and $1.1 million, respectively. Such liabilities relate to CME’s purchase of equipment and control systems.  Tax payables, which were $5.8 million and $3.1 million as of December 31, 2009 and December 31, 2008, respectively, represented the Enterprises Income Tax payable to the PRC tax bureau for the profits earned from CME’s PRC subsidiaries. CME believes the cash it generates from its customers, will be sufficient to fund its expansions and payment obligations to the inter-city express bus operators and CME’s equipment supplier.  In addition, CME’s amounts due to related parties were $13.3 million and $0.8 million as of December 31, 2009 and December 31, 2008, respectively.  The significant increase for the balance as at December 31, 2009 was because there were promissory notes of $10 million due to the founder shareholders of CME which stated in the Stock Exchange Agreement and the Amendment.  The amounts were settled subsequent to December 31, 2009.

CME believes that its existing cash resources, the anticipated cash flows from operating activities, financing from the warrants holders who exercised their outstanding public warrants as a result of the warrants redemption and the financing from the issuance of preferred shares and warrants to Starr International will be sufficient to meet both its short-term and long-term liquidity needs, including capital expenditure requirements to achieve its expansion plans and the potential increase in costs as a result of becoming a public reporting company.

Any issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants.

Net cash  generated from operating activities

For the year ended December 31, 2009, cash generated from operating activities was $46.2 million, consisting primarily of net income of $41.7 million, $3.2 million of non-cash depreciation charges and non-cash deferred tax benefits of $0.4 million, cash inflow from changes in operating assets and liabilities of $1.3 million.   For the year ended December 31, 2008, cash generated from operating activities was $27.4 million, consisting primarily of net income of $26.4 million and $2.9 million of non-cash depreciation charges, offset by cash outflow from changes in operating assets and liabilities of $1.0 million, $0.8 million of non-cash deferred tax benefits. For the year ended December 31, 2007, cash generated from operating activities was $12.1 million, consisting primarily of net income of $7.0 million, cash inflow from changes in operating assets and liabilities of $4.3 million and $1.6 million of non-cash depreciation charges, offset by $0.8 million of non-cash deferred tax benefits.  The net cash generated from operating activities continue to increase from year to year as a result of the increases in revenue and the stable in working capitals.  CME maintains a low account receivable and account payable turnover day since 2007.

Net cash used in investing activities

For the years ended December 31, 2007, 2008 and 2009 cash used in investing activities was $6.6 million, $4.2 million and $1.9 million respectively, reflecting the procurement of equipment and control systems and the acquisition of digital television displays.

Net cash generated from financing activities

For the year ended December 31, 2009, cash used in financing activities was $17.2 million, consisting primarily of the payment of dividends to shareholders of HKMDF of $17.6 million prior to the Share Exchange, payment to redeem the warrants of $0.5 million, offset by $0.9 million proceeds from the Stock Exchange.

For the years ended December 31, 2007, cash used in financing activities was $1.3 million, reflecting the payment of dividends to shareholders of HKMDF.

Capital Expenditures

For the years ended December 31, 2007, 2008 and 2009, CME had capital expenditures of $6.6 million, $4.2 million and $1.9 million, respectively. CME’s capital expenditures were made primarily to procure equipment and control systems from Hangzhou Yusong and acquire digital television displays originally installed on inter-city express buses from some bus operators participating in CME’s network. CME’s capital expenditures were primarily funded by net cash generated from CME’s operating activities.

Based on current estimates, CME expects its capital expenditures in the future to primarily consist of:

•
approximately $1,000 on equipment and a control system for each bus added to its network as it expands its geographic coverage and increases the number of inter-city express buses within its network; and

approximately $500 to replace any malfunctioning existing equipment and control system; and

•
approximately $150,000 per bus station and less than $100 per bus to upgrade CME’s technological capability to change programs and advertisements from a manual system to local wireless network technology;  CME will study the market demand and decide the timing to implement the wireless platform.

In addition, as opportunities arise, CME may make acquisitions of other businesses that complement its operations or enter into strategic relationships. CME expects to fund its future capital expenditures by cash generated from operating activities and the cash financed from the redemption of warrants and the Starr International investment. CME may, however, require additional cash due to changing business conditions or other future developments, including investments, acquisitions or strategic relationships that CME may decide to pursue. If CME’s cash requirements exceed the amounts of cash on hand, CME may seek to issue debt or equity securities or obtain short-term or long-term bank financing.

Dividends

For the year ended December 31, 2009, HKMDF approved a cash dividend payment of $17.6 million to the founder shareholders. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of the Share Exchange.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and to look for any good opportunities in the PRC media market and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Contractual Obligations and capital resources

The following table sets forth CME’s contractual obligations as of December 31, 2009:

		Payment Due by Period
	Total	2010	2011	2012	2013	2014
	(In thousands)
Concession fee obligations	$97,868	$28,760	$31,636	$20,183	$11,034	$6,255
Capital commitments	—	—	—	—	—	—
Lease obligations	64	61	3	---	---	-

Concession fee obligations represent the future minimum concession fees that CME is obliged to pay under the long-term framework agreements (assuming a 10% increase per year) that CME has entered into with inter-city express bus operators participating in its network. These agreements have terms ranging from five to eight years and the concession fees provided in these agreements are subject to an increase at a minimum of 10% and a maximum of 30% per year.

Capital commitments represent CME’s unperformed purchase obligations under all agreements that it has entered into for the purchase of equipment and control systems to expand its network.

There were no material commitments for capital expenditures as of December 31, 2009 and 2008 respectively.

Operating lease obligations represent CME’s payment obligations under the rental agreements that it entered into for its office spaces.

CME’s capital structure will be improved in 2010 as all of the outstanding pubic warrants have been exercised or cancelled after the warrant redemption in December 2009 and January 2010.  As a result, new capital will be coming from the warrant holders when they exercised their warrants. Also, CME also concluded a $30 million private investment from Starr International Company, Inc. (“Starr International”) transaction, involving newly issued shares of CME Series A Convertible Preferred Stock and CME common stock purchase warrants.  CME does not expect that there will be any material changes in the mix and the relative cost of our capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2009, CME did not have any off-balance sheet commitments or arrangements. CME does not anticipate entering into any such commitments or arrangements in the foreseeable future. CME has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, CME has not entered into any derivative contracts that are indexed to CME’s own shares and classified as shareholder’s equity, or that are not reflected in CME’s consolidated financial statements. Furthermore, CME does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, CME does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to CME or engages in leasing, hedging or research and development services with CME.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on CME’s results of operations. According to the PRC National Bureau of Statistics, the change in Consumer Price Index in China was 4.8%, 5.9% and -0.7 in 2007, 2008 and 2009, respectively. See the section entitled “RISK FACTORS — Risks Relating to Doing Business in China — Adverse changes in the political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for CME’s services and have a material adverse effect on its business”.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

All of CME’s revenue, and majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because all of CME’s earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect CME’s financial results reported in U.S. dollar terms without giving effect to any underlying change in CME’s business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend CME issues after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments CME makes in the future.  If the RMB vs USD exchange rate increase/decrease by 1%, the net income will increase/decrease by 1% correspondingly as most of the assets, liabilities, revenue and expenses are dominated by RMB.

Very limited hedging transactions are available in China to reduce CME’s exposure to exchange rate fluctuations. To date, CME has not entered into any hedging transactions in an effort to reduce CME’s exposure to foreign currency exchange risk. While CME may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and CME may not be able to successfully hedge CME’s exposure at all. In addition, CME’s currency exchange losses may be magnified by PRC exchange control regulations that restrict CME’s ability to convert RMB into foreign currency.

Interest Rate Risk

CME has not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. CME’s risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. CME has not used, and does not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, CME’s future interest income may fall short of its expectation due to changes in interest rates in the market.

Credit Risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-K.

ITEM 8 Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-33 of this document.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In connection with the closing of the Transaction, Eisner LLP (“Eisner”) was replaced as TM’s independent registered public accounting firm. The reports of Eisner on TM’s financial statements for the year ended December 31, 2008 and the period ended December 31, 2007 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except with respect to the TM’s ability to continue as a going concern as described therein.  During TM’s period ended December 31, 2007, the year ended December 31, 2008 and through June 30, 2009, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner would have caused it to make reference to the subject matter of such disagreements in its report on TM’s financial statements for such periods. Also, there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-K for the period from May 1, 2007 through December 31, 2008 or through October 15, 2009. The replacement was not specifically considered by the Board of Directors of TM.

On October 15, 2009, AJ Robbins PC (“AJR”) was retained as the new independent registered public accounting firm and approved by the audit committee. During the period from January 1, 2007 through October 15, 2009, TM did not consult with AJR regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K although CME did consult with AJR during that time regarding such matters.

On December 4, 2009, the Company dismissed AJR from its engagement with the Company.  The decision to change the accountants was recommended and approved by the audit committee and the board of directors. There were no disagreements between the Company and AJR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of AJR’s engagement up to the date of dismissal which disagreements that, if not resolved to AJR’s satisfaction, would have caused AJR to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.  None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2007 and 2008 and subsequently up to the date of dismissal.  AJR did not perform an audit of the financial statements of the Company for either of the past two year.  As such, there have been no such audit report of AJR on the financial statements of the Company for either of the past two year which contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  AJR’s audit report on financial statements for the fiscal years ended December 31, 2007 and 2008 of HKMDF, a significant subsidiary of the Company, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On December 4, 2009, the Company engaged Deloitte Touche Tohmatsu in Hong Kong (“DTT”) to serve as its independent auditor, effective immediately upon the dismissal of AJR.  The decision to engage DTT as the Company’s principal independent accountant was approved by the Audit Committee of the Company on December 4, 2009.  During the two fiscal years of the Company ended December 31, 2007 and 2008, and through December 4, 2009, the Company did not consult DTT regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

On October 15, 2009, we consummated the Share Exchange and acquired a business that comprises all of the operations of the Company as of December 31, 2009.  As a result of the acquisition, we were not required to conduct an evaluation of the internal controls of this business in our management’s report under Section 404 for the fiscal year ended December 31, 2009. Were we required to conduct an evaluation, however, management’s report would have been limited to addressing an evaluation of the internal controls of TM Entertainment and Media, Inc. (“TMI”) prior to the acquisition of HKMDF in the business combination. The internal controls of TMI existing prior to the acquisition related to (i) our reporting as a blank check public company; and (ii) the management of the trust fund, which was TMI’s only material asset prior to the acquisition, which trust fund ceased to exist as of the closing of the Share Exchange. We do not believe that these controls are relevant to our financial reporting on December 31, 2009 and going forward and thus an evaluation and assessment of the effectiveness of those controls would not be useful, or meaningful to our shareholders. As a result, we have not included a management’s report on internal control over financial reporting as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm

For the reasons set forth above, we have determined that we are not required to prepare a management’s report on internal control over financial reporting as of December 31, 2009. Accordingly, an attestation report from our registered public accounting firm is not applicable.

Changes in Internal Controls over Financial Reporting

In connection with the Share Exchange on October 15, 2009, we adopted changes to our internal control over financial reporting relating to the new business we are operating. As result of the significance of the acquired business to our operations, these changes are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10 Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G (3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our IPO. These documents can be accessed by reviewing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at Room 2805, Central Plaza, Wanchai, Hong Kong or by telephone at (852) 2827-6100. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11 Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Board and Committee Independence,” in each case in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14 Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a) 1. Financial Statements – China MediaExpress Holdings, Inc. and Subsidiaries and Variable Interest Entity

The following are contained in this 2009 Form 10-K Report:

•	Reports of Independent Registered Public Accounting Firms.

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2008, and 2009.

•	Consolidated Balance Sheets at December 31, 2008 and 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008, and 2009.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2008, and 2009.

•	Notes to the Consolidated Financial Statements.

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms listed above are filed as part of this Report and are set forth on pages F-1 through F-28 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description

Schedule I	Condensed Financial Information of Registrant

Schedule I is filed as part of this Report and is set forth on page F-29 immediately following the Notes to the Consolidated Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in our Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement.[1]
3.1	Form of Amended and Restated Certificate of Incorporation. [3]
3.2	By-laws. [3]
3.3	Certificate of Designation.[7]
4.1	Specimen Unit Certificate. [3]
4.2	Specimen Common Stock Certificate. [3]
4.3	Specimen Warrant Certificate. [3]
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. [2]
4.5	Form of Unit Purchase Option to be granted to Representative. [2]
4.6	Investor Rights Agreement. [8]
4.7	Registration Rights Agreement. [8]
4.8	Purchased Warrant. [8]
10.1	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Theodore S. Green. [4]
10.2	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Malcolm Bird. [4]
10.3	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Jonathan F. Miller. [4]
10.4	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and John W. Hyde. [2]
10.5	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Sara Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]
10.6	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Blair Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]
10.7	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and the John W. Hyde Living Trust. [2]
10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. [4]
10.9	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. [3]
10.10	Form of Administrative Service Agreement among Theodore S. Green, Malcolm Bird and the Registrant. [3]
10.11	Promissory Note issued to Theodore S. Green. [3]
10.12	Form of Registration Rights Agreement among the Registrant and the Stockholders. [3]
10.13	Private Placement Purchase Agreement between the Registrant and Theodore S. Green. [4]
10.14	Private Placement Purchase Agreement between the Registrant and Malcolm Bird. [4]
10.15	Private Placement Purchase Agreement between the Registrant and Jonathan F. Miller.[5]

10.16	Private Placement Purchase Agreement between the Registrant and the John W. Hyde Living Trust.[5]
10.17	Form of Agreement between Theodore S. Green and Malcolm Bird.[5]
10.18	Share Exchange Agreement.[6]
10.19	First Amendment to Share Exchange Agreement.[7]
10.20	Securities Purchase Agreement. [8]
14.1	Form of Code of Ethics. [4]
16.1	Letter of AJ. Robins, P.C. dated December 8, 2009 (9)
16.2	Letter of Eisner LLP dated October 21, 2009 (10)
21	List of subsidiaries.*
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form of Audit Committee Charter. [3]
99.2	Form of Nominating Committee Charter. [3]
99.3	Form of Compensation Committee Charter.[3]

*	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on October 12, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on September 11, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on June 18, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on July 27, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on October 10, 2007.

(6)	Incorporated by reference to Annex A-1 to the Registrant’s Final Proxy Statement, filed with the SEC on October 5, 2009.

(7)	Incorporated by reference to Annex A-2 to the Registrant’s Final Proxy Statement, filed with the SEC on October 5, 2009.

(8)	Incorporated by reference to the corresponding exhibit to Current Report on Form 8-K filed with the SEC on January 19, 2010.

(9)	Incorporated by reference to the corresponding exhibit to Current Report on Form 8-K filed with the SEC on December 4, 2009.

(10)	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed with the SEC on November 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2010	By:	/s/ Zheng Cheng
By: Zheng Cheng
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010	By:	/s/ Zheng Cheng
	Name:	Zheng Cheng
	Title:	Chief Executive Officer and Chairman

Date: March 31, 2010	By:	/s/ Jacky Lam
	Name:	Jacky Lam
	Title:	Chief Financial Officer

Dated: March 31, 2010	By:	/s/ George Zhou
	Name:	George Zhou
	Title:	Director

Dated: March 31, 2010	By:	/s/ Marco Kung
	Name:	Marco Kung
	Title:	Director

Dated: March 31, 2010	By:	/s/ Yingshou Huang
	Name:	Yingshou Huang
	Title:	Director

Dated: March 31, 2010	By:	/s/ Dorothy Dong
	Name:	Dorothy Dong
	Title:	Director

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009 AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

CHINA MEDIAEXPRESS HOLDINGS, INC.
PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 - F-4

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2009	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2007, 2008 AND 2009	F-6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED
DECEMBER 31, 2007, 2008 AND 2009	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2007, 2008 AND 2009	F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-28

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - SCHEDULE I	F-29 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of China MediaExpress Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of China MediaExpress Holdings, Inc. (the "Company"), its subsidiaries and its variable interest entity (the "Group") as of December 31, 2009 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Schedule I.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.  The consolidated financial statements of the Company for the years ended December 31, 2007 and 2008, before the effects of the adjustments to retrospectively apply the changes in earnings per share and capital as discussed in Notes 1(b), 2(p), 5 and 8 to the consolidated financial statements, were audited by other auditors whose report dated February 7, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - continued

To the Board of Directors and the Shareholders of China MediaExpress Holdings, Inc.: - continued

As discussed in Notes 1(b), 2(p), 5 and 8 to the consolidated financial statements, the Company completed a share exchange transaction (the "Share Exchange") with Hong Kong Mandefu Holding Limited ("HKMDF") on October 15, 2009. The Share Exchange has been accounted for financial reporting purposes as the issuance of securities by HKMDF in exchange for the assets and liabilities of the Company, accompanied by a recapitalization. The accompanying consolidated financial statements for periods prior to the consummation of the Share Exchange are those of HKMDF and its subsidiary and variable interest entity, except the equity section. Accordingly, the Group revised its earnings per share calculation and for the purpose of calculating earnings per share for the periods presented, the number of ordinary shares outstanding is based on the weighted average number of ordinary shares of HKMDF that would have been outstanding during the periods presented assuming the Share Exchange occurred on January 1, 2007 and, retrospectively adjusted the accompanying 2007 and 2008 consolidated financial statements for the change.

We have also audited the adjustments to the 2007 and 2008 consolidated financial statements to retrospectively revise the earnings per share calculation and capital for the periods presented as discussed above. Our procedures included (1) comparing the amounts shown in the capital section and the earnings per share disclosure for 2007 and 2008 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and consolidated statements of operations amounts per the Company's accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the shares by multiplying the share exchange ratio to give effect to the Share Exchange and testing the mathematical accuracy. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 and 2008 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion on any other form of assurance on the 2007 and 2008 consolidated financial statements taken as a whole.

DELOITTE TOUCHE TOHMATSU
Certified Public Accountants
Hong Kong
March 30, 2010

AJ. ROBBINS, PC
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of China MediaExpress Holdings, Inc.

We have audited before the effect of retrospective changes to the earnings per share calculation and the number of ordinary shares outstanding described in Notes 1(b), 2(p), 5 and 8, the accompanying consolidated balance sheet of China MediaExpress Holdings, Inc. and its subsidiary and variable interest entity (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years ended December 31, 2008 and 2007 except as noted below.  Our audit did not include the financial statement schedules as of and for the year ended December 31, 2008 and the period ended December 31, 2007 listed in the Index at Schedule I. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The companies are not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above before the effect of retrospective changes to the earnings per share calculation and the number of ordinary shares outstanding present fairly, in all material respects, the financial position of China MediaExpress Holdings, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1(b), 2(p), 5 and 8 to the consolidated financial statements, the Company completed a share exchange transaction (the "Share Exchange") with Hong Kong Mandefu Holding Limited ("HKMDF") on October 15, 2009. The Share Exchange represents a reverse acquisition involving a public shell company and has been accounted for financial reporting purposes as the issuance of securities by HKMDF in exchange for the assets and liabilities of the Company, accompanied by a recapitalization. The accompanying consolidated financial statements for periods prior to the consummation of the Share Exchange are those of the HKMDF and its subsidiary and variable interest entity, except the equity section. Accordingly, the Company revised its earnings per share calculation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM- continued

To the Board of Directors and
Shareholders of China MediaExpress Holdings, Inc. - continued

For the purpose of calculating earnings per share for the periods presented, the number of ordinary shares outstanding is based on the weighted average number of ordinary shares of HKMDF that would have been outstanding during the periods presented (assuming the Share Exchange occurred on January 1, 2007) and, they retrospectively adjusted the accompanying 2007 and 2008 consolidated financial statements for the change.  We were not engaged to audit, review, or apply any procedures to the retrospective changes to the earnings per share calculation, the number of ordinary shares outstanding and the financial statement schedules as of and for the year ended December 31, 2008 and the period ended December 31, 2007 listed in the Index at Schedule I as discussed above and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective changes are appropriate and have been properly applied. These changes were audited by Deloitte Touche Tohmatsu.

/s/ AJ. ROBBINS, P.C.
AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 7, 2009

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

	Notes	December 31,
		2008	2009
ASSETS
Current Assets:
Cash		$29,997	$57,151
Accounts receivable		6,065	12,569
Prepaid expenses and other current assets		59	251
Total current assets		$36,121	$69,971

Non-current Assets:
Property and equipment, net	6	$11,417	$11,065
Deferred tax assets	4	1,578	1,943
Total non-current assets		$12,995	$13,008
TOTAL ASSETS		$49,116	$82,979

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable		$1,565	$2,179
Amounts due to related parties	15	798	13,315
Payables for acquisitions of equipment		1,072	2,071
Income tax payable		3,072	5,765
Accrued expenses and other current liabilities	7	1,301	4,144
Accrued concession fees - current		-	1,134
Total current liabilities		$7,808	$28,608
Non-current Liabilities:
Accrued severance payment		$307	$-
Accrued concession fees - non-current		6,005	6,639
Total non-current liabilities		$6,312	$6,639
Total liabilities		$14,120	$35,247

Commitment and contingency	13
Shareholders' equity
Common shares ($0.001 par value:
40,000,000 shares authorized; 20,915,000 and
24,859,368 shares issued and outstanding as of
December 31, 2008 and 2009, respectively)	8	$21	$24
Additional paid-in capital		(20)	1,960
Subscription receivable from shareholders		-	(3,350)
Accumulated other comprehensive income		1,384	1,346
Statutory reserve		4,314	8,834
Retained earnings		29,297	38,918
Total shareholders' equity		$34,996	$47,732
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$49,116	$82,979

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

		Year ended December 31,
	Notes	2007	2008	2009

Revenue, net		$25,837	$62,999	$95,934
Cost of revenue		(13,164)	(25,065)	(32,937)
Gross profit		12,673	37,934	62,997

Selling expenses		(923)	(1,095)	(3,508)
Administrative expenses		(734)	(1,718)	(2,846)
Total operating expenses		(1,657)	(2,813)	(6,354)
Income from operations		11,016	35,121	56,643
Interest income		24	100	113
Income before income tax expense		11,040	35,221	56,756
Income tax expense	4	(4,073)	(8,854)	(15,045)
Net income		$6,967	$26,367	$41,711

Earnings per share:	5
Basic		$0.33	$1.26	$1.93

Diluted		$0.33	$1.26	$1.81

Weighted average number of shares used in calculating:
Basic		20,915,000	20,915,000	21,587,953

Diluted		20,915,000	20,915,000	22,998,138

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares)

				Subscription	Accumulated
			Additional	receivable	other
	Common shares		paid-in	from	Comprehensive	Statutory	Retained		Comprehensive
	Number	Amount	capital	shareholders	income	reserve	earnings	Total	income

Balance at January 1, 2007	20,915,000	$21	$(20)	$-	$20	$351	$1,241	$1,613
Foreign currency translation
adjustments	-	-	-		352	-	-	352	$352
Net income	-	-	-	-	-	-	6,967	6,967	6,967
Comprehensive income	-	-	-	-	-	-	-	-	$7,319
Appropriations	-	-	-	-	-	1,084	(1,084)	-
Deemed dividends arising from
purchase of patent from the
controlling shareholder	-	-	-	-	-	-	(1,315)	(1,315)
Balance at December 31, 2007	20,915,000	$21	$(20)	$-	$372	$1,435	$5,809	$7,617
Foreign currency translation
adjustments	-	-	-	-	1,012	-	-	1,012	$1,012
Net income	-	-	-	-	-	-	26,367	26,367	26,367
Comprehensive income	-	-	-	-	-	-	-	-	$27,379
Appropriations	-	-	-	-	-	2,879	(2,879)	-
Balance at December 31, 2008	20,915,000	$21	$(20)	$-	$1,384	$4,314	$29,297	$34,996
Foreign currency translation
adjustments	-	-	-	-	(38)	-	-	(38)	$(38)
Net income	-	-	-	-	-	-	41,711	41,711	41,711
Comprehensive income	-	-	-	-	-	-	-	-	$41,673
Appropriations	-	-	-	-	-	4,520	(4,520)	-
Recapitalization in connection with
Share Exchange (Note 1(b))	3,002,413	3	(420)	-	-	-	-	(417)
Redemption of warrants	-	-	(950)	-	-	-	-	(950)
Distribution to shareholders
by way of issuance of promissory
notes in connection with the
Share Exchange (Note 1(b))	-	-	-	-	-	-	(10,000)	(10,000)
Exercises of options	332,625	-	-	-	-	-	-	-
Exercises of warrants	609,330	-	3,350	(3,350)	-	-	-
Dividends paid (Note 10)	-	-	-	-	-	-	(17,570)	(17,570)
Balance at December 31, 2009	24,859,368	$24	$1,960	$(3,350)	$1,346	$8,834	$38,918	$47,732

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

	For the year ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income	$6,967	$26,367	$41,711
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	1,621	2,875	3,226
Deferred tax	(766)	(812)	(367)
Professional fees incurred in relation to the Share Exchange	-	-	418
Loss on disposal of property and equipment	32	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,530)	(3,349)	(6,522)
Prepaid expenses and other current assets	(10)	(46)	40
Accounts payable	682	796	202
Amounts due to related parties	2,451	(2,397)	741
Income tax payable	1,513	1,218	2,702
Accrued expenses and other current liabilities	(918)	(505)	2,615
Accrued concession fees	3,063	2,942	1,785
Accrued severance payment	-	307	(307)
Net cash provided by operating activities	$12,105	$27,396	$46,244
Cash flows used in investing activity:
Acquisitions of property and equipment, net of related payables	$(6,594)	$(4,216)	$(1,884)
Cash flows from financing activities:
Dividend paid to a shareholder	$-	$-	$(17,570)
Redemption of warrants	-	-	(470)
Net proceed from Share Exchange	-	-	878
Deemed dividends paid	(1,315)	-	-
Net cash used in financing activities	$(1,315)	$-	$(17,162)
Effect of foreign currency translation adjustments on cash	$683	$453	$(44)
Net increase in cash	$4,879	$23,633	$27,154

Cash at the beginning of the year	1,485	6,364	29,997
Cash at the end of the year	$6,364	$29,997	$57,151
Supplemental disclosure of cash flow information:
Income taxes paid	$3,381	$8,526	$12,710
Interest paid	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Acquisitions of property and equipment included in accrued
liabilities	$(969)	$(669)	$(2,071)
Issuance of promissory notes in connection with the Share
Exchange (Note 1(b))	$-	$-	$10,000
Redemption of warrants paid by a director on behalf of
the Company	$-	$-	$480
Professional fees related to the Share Exchange paid by a director
on behalf of the Company	$-	$-	$1,296
Deferred expenses not yet settled	$-	$-	$232

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

1.	PRINCIPAL ACTIVITIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)	Principal activities

China MediaExpress Holdings Inc., (the "Company", formerly TM Entertainment and Media, Inc.) was incorporated in Delawave, United States ("U.S.") on May 1, 2007 as a shell company for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combinations with an operating business in the entertainment, media, digital and communication industry.  Through a share exchange transaction (Note 1(b)), the Company acquired Hong Kong Mandefu Holding Limited ("HKMDF"), its subsidiary and variable interest entity ("VIE").  The Company and its subsidiaries and VIE (collectively as the "Group") are principally engaged in the operation of mobile television advertising networks on passenger buses travelling on highways in the People's Republic of China (the "PRC"). The Company does not conduct any substantive operations of its own, but conducts it primary business operations through Fujian Fenzhong Media Co., Ltd. ("Fujian Fenzhong"), a VIE of a wholly owned subsidiary, Fujian Across Express Information Technology Co, Ltd. ("Across Express").

Prior to the consummation of the share exchange transaction as described in Note 1(b) below, HKMDF, a company incorporated in Hong Kong, acted as an investment holding company through which it held the entire interest of the subsidiary and VIE that are operating the whole mobile television advertising network on passenger buses.

(b)	Reorganization and reverse merger

HKMDF and the Company entered into a Share Exchange Agreement on May 1, 2009, as amended on September 30, 2009 (the "Share Exchange") under which the Company acquired all of the issued and outstanding shares of HKMDF in exchange for:

i)	The issuance of 20,915,000 newly issued common shares of the Company to the shareholders of HKMDF (the "Sellers");
ii)	The payment of $10,000 to the Sellers in three years. These promissory notes are non-interest bearing;
iii)
The issuance of up to 15,000,000 common shares of the Company ("Earn-out Shares") to the Sellers if certain performance targets as calculated based on the terms as stipulated in the Share Exchange Agreement are met in fiscal 2009, 2010 and 2011; and

iv)	The payment of up to $20,900 of cash proceeds from the exercise of the Company's publicly held warrants to the Sellers to the extent a sufficient number of these warrants are exercised.

The Share Exchange was approved at the Company's special meeting of Shareholders on October 15, 2009. The Share Exchange is being accounted for as a reverse merger and recapitalization of the Company, whereby HKMDF is the continuing entity for financial reporting purposes, and is deemed to be the accounting acquirer of the Company.  The Share Exchange is being accounted for as a reverse merger because (i) after the Share Exchange, the Sellers of HKMDF hold the substantial majority of the outstanding common shares of the Company, and have the ability to initially appoint the majority of the members of the board of directors of the Company, and (ii) the Company had no prior operations and was formed for the purpose of effecting a business combination, such as the business combination with HKMDF. Accordingly, the accompanying consolidated financial statements for periods prior to the consummation of the Share Exchange are those of HKMDF and its subsidiary and VIE, except the equity section.  Capital and earnings per share have been restated retroactively to reflect the Share Exchange ratio as at the date of the Share Exchange in a manner similar to a share recapitalization.  The promissory notes of $10,000 as part of the Share Exchange was accounted for as a distribution to shareholders and the payable was fully repaid in February 2010.

Prior to the Share Exchange, the Company was a shell company with minimal assets and liabilities.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

1.	PRINCIPAL ACTIVITIES, ORGANIZATION AND BASIS OF PRESENTATION - continued

(c)	Contractual arrangements between Across Express and Fujian Fenzhong

PRC regulations currently limit foreign ownership of companies that are engaged in the media content and advertising business.  To comply with these regulations, the Group conducts its activities through its consolidated VIE subsidiary, Fujian Fenzhong, a company established in Fujian, the PRC on May 31, 2002.  On November 2, 2003 and December 1, 2003, Across Express, Fujian Fenzhong and the shareholders of Fujian Fenzhong entered into framework agreements under which the shareholders of Fujian Fenzhong granted Across Express all their voting rights as shareholders of Fujian Fennzhong, and Fujian Fenzhong agreed to distribute all its economic benefits to Across Express.  On April 17, 2009, HKMDF, through its wholly owned subsidiary, Across Express, loaned RMB20 million (equivalent to $2,928) to two directors of the Group, for the sole purpose of funding Fujian Fenzhong.  Each of the directors acquired 50% equity interest of Fujian Fenzhong with the proceeds of the loan.  On April 17, 2009, Across Express entered into an Exclusive Business Cooperation Agreement ("Service Agreement") with Fujian Fenzhong pursuant to which Across Express provides technology support, consulting services and other commercial services related to the business operations of Fujian Fenzhong in exchange for service fees from Fujian Fenzhong.  As a collateral security for the prompt and complete performance of the obligations of Fujian Fenzhong under the Service Agreement and the loan made to the shareholders of Fujian Fenzhong, the respective shareholders of Fujian Fenzhong have entered into an equity pledge agreements (the "Equity Pledge Agreements") with Across Express on April 17, 2009.  Pursuant to the Equity Pledge Agreements, the shareholders of Fujian Fenzhong agreed to pledge all their equity interests in Fujian Fenzhong to Across Express.  In addition, on April 17, 2009, the respective shareholders of Fujian Fenzhong signed an exclusive option agreements (the "Exclusive Option agreements") with Across Express, under which Across Express has an exclusive option to purchase, or to designate any qualified person to purchase, part or all of the equity interests in Fujian Fenzhong owned by the shareholders of Fujian Fenzhong, to the extent permitted by PRC law and foreign investment policies.  The purchase consideration for the entire equity interest shall equal the actual capital contributions paid in the registered capital of Fujian Fenzhong by the shareholders.

Based on these contractual arrangements, the Company believes that Fujian Fenzhong should be considered as a VIE under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation, because the equity investors in Fujian Fenzhong do not have the characteristics of a controlling financial interest and the Company through Across Express is the primary beneficiary of Fujian Fenzhong.  Accordingly, the Company believes that Fujian Fenzhong should be consolidated under ASC 810.

The contractual agreements described above provided for effective control of Fujian Fenzhong to be transferred to the HKMDF on April 17, 2009.  The shareholders of Fujian Fenzhong and the HKMDF were the same with same percentage equity interest at the time of transfer.  There was no change in control or ownership interests as a result of this transaction.  Since the transaction was accounted for as a reorganization under common control, the consolidated financial statements present the operation of Fujian Fenzhong since inception on an as-if-pooled basis.  Prior to the transaction, the HKMDF and Across Express were shell companies with minimal assets and liabilities.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

1.	PRINCIPAL ACTIVITIES, ORGANIZATION AND BASIS OF PRESENTATION - continued

The Group's consolidated assets do not include any collateral for Fujian Fenzhong's obligations.  The carrying amount of the total assets of Fujian Fenzhong as of December 31, 2008 and 2009 were $45,293 and $83,087, respectively, and the carrying amount of the total liabilities of Fujian Fenzhong as of December 31, 2008 and 2009 were $48,952 and $87,867, respectively.  There was no pledge or collateral of its assets.  Furthermore, creditors of Fujian Fenzhong have no recourse to the general credit of Across Express, which is the primary beneficiary of Fujian Fenzhong.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the U.S. ("U.S. GAAP").

(b)	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE for which the Company is the primary beneficiary.  All transactions and balances among the Company, its subsidiaries and VIE have been eliminated upon consolidation.

(c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Group's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, management reviews its estimates, including those related to useful lives and residual values of long-lived assets, the recoverability of the carrying values of long-lived assets, increment rate of concession fees and valuation allowance for deferred tax assets.  Changes in facts and circumstances may result in revised estimates.

(d)	Foreign currency transactions

The functional and reporting currency of the Company is in the United States dollar ("US$", "$").  The functional currency of HKDMF and other subsidiary and VIE are Renmibi ("RMB").  Monetary assets and liabilities denominated in currencies other than functional currencies are translated into functional currencies at the rates of exchange ruling at the balance sheet date.  Transactions in currencies other than functional currencies during the year are converted into functional currencies at the applicable rates of exchange prevailing at the date of the transactions. Transaction gains and losses are recognized in the consolidated statements of operations.

The financial records of the Company's subsidiaries and VIE are maintained in RMB.  All assets and liabilities are translated at the rates of exchange quoted by the People's Bank of China at the date of statements of financial position, except for equity accounts which are translated at the historical exchange rates, and all income and expense items are translated at the average rates of exchange over the year.  All exchange differences arising from the translation of subsidiaries' and VIE's financial statements are reported as cumulative translation adjustments and are recorded as a component of accumulated other comprehensive income in the consolidated statements of shareholders' equity and comprehensive income.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(e)	Cash

Cash consists of cash at bank and on hand.

(f)	Allowance for doubtful accounts

The Group determines the allowance for doubtful accounts when facts and circumstances indicate that the full amount of the receivable is unlikely to be collected.  If the financial condition of the Group's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Based on the Group's evaluation, as of December 31, 2008 and 2009, no allowance for doubtful accounts is recorded.

(g)	Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation.

Depreciation is calculated using the straight-line method over the following estimated useful lives of respective assets, after taking into account the residual values:

Buildings	20 years
Electronic and office equipment	5 years
Motor vehicles	10 years
Display network equipment	5 years

(h)	Impairment of long-lived tangible assets

Long-lived assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.  The Group reviews its long-lived tangible assets for potential impairment based on a review of projected undiscounted future cash flows associated with these assets.  When the review of projected undiscounted cash flows indicates the existence of a potential impairment, the measurement of impairment losses for assets that the Group expects to hold and use is based on the estimated fair value of the assets.

(i)	Financial instruments

The carrying amounts of cash, accounts receivable, accounts payable, payables for acquisition of equipment, and amounts due to related parties approximate to their fair values due to the short-term nature of these instruments.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(j)	Revenue recognition

The Group's revenues are derived from selling advertising time slots on the Group's mobile television network placed in contracted buses in the PRC.

The Group typically signs standard contracts with its customers, who require the Group to broadcast the advertisements on the Group's network in specified areas (or specified provinces) and on specified passenger buses for a period of time generally ranging from 3 to 12 months.  The service price, agreed at the contract date, is final and not subject to any adjustment.  The Group recognizes advertising revenues ratably over the contractual period for which the advertisements are broadcasted, and collection of such fee is probable.  Generally, the Group's customers pay the monthly service amount ratably over the contracts one month after the services are provided.  The Group assesses customer's creditworthiness before accepting service contracts; historically the Group has not experienced any credit losses related to sales.

The Group entered into barter agreements whereby it broadcasts television companies' logo in return for the right to broadcast television program provided by television companies. Such transactions are accounted for as nonmonetary exchange and the Group does not recognize such revenue and expense of the exchange as the fair value of the advertising surrendered in the barter transaction is not determinable.   No direct costs are attributable to such revenue.

The Company's PRC subsidiary and VIE are subject to business tax at a rate of 5% and other taxes ranging from 0.09% to 3% on total revenues after deduction of certain costs of revenue as permitted by the PRC tax laws. The Group records revenue net of these taxes. Such business tax and other taxes for the years ended December 31, 2007, 2008 and 2009 were approximately $2,443, $5,958 and $8,887, respectively.

(k)	Cost of revenue

Cost of revenue consists primarily of concession fees charged by the operators of passenger buses, depreciation of media display equipment and other operating costs.

The Group enters into long-term exclusive agreements with the operators of various inter-city express passenger buses in the PRC generally ranging from 5 to 8 years.  Such equipment and systems on the inter-city express passenger buses serve as the Group's advertising platform.  The Group pays a pre-determined network concession fee each year, which is based upon the number of buses operated, subject to an increase by 10% to 30% per year, to the passenger bus operators for the exclusive rights to install the Group's advertising network equipment on their buses.

The Group accounts for the concession fees on a straight-line basis over the terms of the agreements with the passenger bus operators.  As the concession fees increase by 10% to 30% per year and the agreements are long term (5 to 8 years), the Group calculates the minimum concession fees due over the term of the agreement and amortizes that amount using the straight-line basis over the term of the agreement.  Since the incremental of concession fee cannot be estimated based on current circumstances, the minimum 10% is used in its calculation for concession fee in each year.  If the actual increase in concession fee is higher than that 10% increased, excess over these amounts should be recognized immediately.  Differences between actual concession fee payments and concession expenses charged to the consolidated statements of operations are recorded as accrued concession fees on the accompanying consolidated balance sheets. The portion that is expected to reverse within one year is classified as current liability, while the portion that will be reversed over one year is classified as non-current liability.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(l)	Advertising Expenses

Advertising costs are expensed when incurred and are included in selling expenses in the consolidated statements of operations.  For the years ended December 31, 2007, 2008 and 2009, advertising expenses were approximately $1, $5 and $518, respectively.

(m)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Payments made under operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease periods.

(n)	Pension and other retirement benefits

The full-time employees of the Company's subsidiary and VIE that are established in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits.  These subsidiary and VIE are required to accrue these benefits based on percentages stated in the relevant regulations and to make contributions to the state-sponsored pension and medical plans out of medical and pension benefits.  The total amounts charged to the consolidated statements of operations for such employee benefits amounted to approximately $363, $384 and $440 for the years ended December 31, 2007, 2008 and 2009, respectively.  The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

The Group has no other significant obligation to make payments in respect of retirement benefits of the employees.

(o)	Income taxes

Deferred income tax are recognized for the differences between the carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to assessable income in the years in which those temporary differences are expected to be reversed or realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statements of operations in the period that includes the enactment date.  The Group records a valuation allowance against the amount of deferred tax assets that it determines is not more likely than not of being realized. Current income tax is provided for in accordance with the laws and regulations applicable to the Group.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits and penalties, if any, in income tax expense.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(p)	Earnings per share

Basic earnings per share are computed by dividing net income of the Group by the weighted average number of ordinary shares outstanding during the year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

For the purpose of calculating earnings per share for the periods prior to the Share Exchange presented, the number of ordinary shares outstanding is determined on the basis of HKMDF's historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange.

(q)	Segment reporting

The Group uses the management approach in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Group's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Group's reportable segments.

(r)	Concentration of risks

Concentration of credit risk

Financial instruments that potentially subject the Group to significant concentration of credit risk primarily consist of cash and accounts receivable.  As of December 31, 2008 and 2009, substantially all of the Group's cash were managed by a few financial institutions with high credit-ratings and quality.  Accounts receivable are typically unsecured and are derived from revenues earned from customers in the PRC.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on its customers and its ongoing monitoring process of outstanding balances. The Group has not experienced a loss in such accounts.

Concentration of vendors and customers

The Group currently conducts a substantial portion of advertising services with a limited number of vendors.  For the years ended December 31, 2007, 2008 and 2009, vendors which individually accounted for greater than 10% of total concession fee included in cost of revenue represent 7.6%, 14.7% and 14.8%, respectively, of total concession fee included in cost of revenue.  As of December 31, 2008 and 2009, vendors accounted for 10% or more of accounts payable represent 12.5% and 13.4%, respectively, of accounts payable.

For the year ended December 31, 2007, customers which individually accounted for greater than 10% of total revenue represent 22.4% of total revenue. For the years ended December 31, 2008 and 2009, there were no customers which individually represent greater than 10% of total revenue. As of December 31, 2008, there was no customer accounted for 10% or more of accounts receivable. As of December 31, 2009, customer accounted for 10% or more of accounts receivable represents 11.3% of accounts receivable.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(r)	Concentration of risks - continued

Current vulnerability due to certain other concentrations

The Group's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

Substantially all of the Group's businesses are transacted in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People's Bank of China. However, the unification of the exchange rates does not imply the convertibility of RMB into US$ or other foreign currencies.  All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with supplier invoices, shipping documents and signed contracts.

(s)	Comprehensive Income (loss)

Comprehensive income (loss) includes net income and foreign currency translation adjustments.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances except for transactions resulting from investments by shareholders and distributions to shareholders and is reported in the consolidated statements of shareholders' equity and comprehensive income.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2009, the FASB issued Accounting Standards Update ("ASU") 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17") which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity.  ASU 2009-17 also requires additional disclosure about a reporting entity's involvement in VIE, as well as any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009.  Early application is not permitted.  The adoption of ASU 2009-07 is not expected to have a material impact on the Group's financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standard ("SFAS") 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 162") (collectively "SFAS 168").  SFAS 168 states that the FASB Accounting Standards Codification will become the source of authoritative U. S.  GAAP recognized by the FASB.  Once effective, the Codification's content will carry the same level of authority, effectively superseding SFAS 162.  The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  The adoption did not have a material impact on the Group's financial position, results of operations and cash flows.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

4.	INCOME TAXES

United States of America

The Company was incorporated in the U.S. and is subject to U.S. federal income taxes.  The Company did not derive any significant amount of income subject to such taxes after completion of the Share Exchange and accordingly, no relevant tax provision is made in the consolidated statements of operations.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the years ended December 31, 2009 and 2008 and 17.5% for the year ended December 31, 2007 to the estimated taxable income earned in or derived from Hong Kong during the period, if applicable.  This subsidiary did not derive any significant amount of income subject to tax during the years ended December 31, 2007, 2008 and 2009.

People's Republic of China

On March 16, 2007, the National People's Congress of the PRC enacted the PRC Enterprise Income Tax Law (the "New Tax Law"), under which foreign invested enterprise and domestic company would be subject to enterprise income tax at a uniform rate of 25%. The new tax rate has become effective on January 1, 2008. The subsidiary and VIE of the Company established in the PRC are subject to tax rate of 25% for the years ended December 31, 2008 and 2009.

Prior to the implementation of the New Tax Law, the Company's subsidiary and VIE established in the PRC were subject to a tax rate of 33%.

In July 2006, the FASB issued certain provisions in FASB ASC 740, Income Tax, ("ASC 740") (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), subsequent changed to FASB ASC 740 Income Taxes which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement.  These provisions prescribe a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Group has adopted these provisions on January 1, 2007.  Based on its analysis and documentation, the Group has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions.  Based on this evaluation, the Group has concluded that there are no significant uncertain tax positions requiring recognition in consolidated financial statements.  The Group does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.  As of December 31, 2009, there are no interest and penalties related to uncertain tax positions.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

4.	INCOME TAXES - continued

Aggregate undistributed earnings of the Company's subsidiary and VIE in the PRC that are available for distribution to the Company of approximately $51.1 million at December 31, 2009 are considered to be indefinitely reinvested under FASB ASC 740, and accordingly, no provision has been made for the PRC dividend withholding taxes that would be payable upon the distribution of such amount to the Company.  In an announcement formally made on February 22, 2008, the PRC authorities clarified that the distributions made out of undistributed earnings that arose prior to January 1, 2008 would not give rise to withholding tax.

Under U.S. GAAP, a deferred tax liability should be recorded for taxable temporary differences attributable to the excess of financial reporting amounts over tax basis amounts, including those differences attributable to a more than 50% interest in a domestic subsidiary.  However, recognition is not required in situations where the tax law provides a means by which the reported amount of that investment can be recovered tax-free and the enterprise expects that it will ultimately use that means.  The Company has not recorded any such deferred tax liability attributable to the undistributed earnings of its financial interest in VIE because it believes such excess earnings can be distributed in a manner that would not be subject to tax.

According to the PRC Tax Administration and Collection Law, the statute of limitations is generally three years if the underpayment of taxes is due to computational errors made by the taxpayer.  The statute of limitations will be extended to five years under special circumstances, which are not clearly defined, but an underpayment of tax liability exceeding RMB100,000 (approximately $14) is specifically listed as a special circumstance.  In the case of a transfer pricing related adjustment, the statute of limitations is 10 years.  There is no statute of limitations in the case of tax evasion.

Composition of income tax expense

The current and deferred components of the income tax expense appearing in the consolidated statements of operations are as follows:

	Year ended December 31,
	2007	2008	2009

Income tax expense	$4,807	$9,599	$15,412
Deferred tax credits	(734)	(745)	(367)
	$4,073	$8,854	$15,045

Included in the deferred tax credit was an amount of deferred tax expense of $152, Nil and Nil for the years ended December 31, 2007, 2008 and 2009, respectively, arising from the change in tax rate.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

4.	INCOME TAXES - continued

Reconciliation of the differences between statutory tax rate and effective tax rate

Reconciliation between income tax expense and that amount computed by applying the PRC statutory income tax rate of 33% for the year ended December 31, 2007 and 25% for each of the years ended December 31, 2008 and 2009 to net income before income tax expense is as follows:

	For the year ended December 31,
	2007	2008	2009

Net income before income tax expense	$11,040	$35,221	$56,756

Computed income tax expense	$3,643	$8,805	$14,189
Effect of non-deductible expenses	278	49	288
Effect of non-taxable income	-	-	(71)
Changes in valuation allowances	-	-	335
Effect of different tax rate applicable to the
group companies operating in other jurisdictions	-	-	(44)
Effect of change in tax rate	152	-	-
Withholding income tax on dividend	-	-	348
Income tax expense	$4,073	$8,854	$15,045
Composition of deferred tax assets

The principal components of the Group's deferred tax assets are as follows:

	December 31,
	2008	2009

Non-current deferred tax assets:
Accrued concession fee	$1,501	$1,943
Pre-operating expenses	-	826
Accrued expenses	-	102
Accrued severance payment	77	-
Expenses paid for the Share Exchange	-	1,233
Net operating losses	-	697
	$1,578	$4,801
Less: valuation allowance	-	(2,858)
Total	$1,578	$1,943

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

4.	INCOME TAXES - continued

Composition of deferred tax assets - continued

Movement of valuation allowance
	2007	2008	2009

At the beginning of the year	$-	$-	$-
Current year addition	-	-	335
Arising from acquisition of the Company by HKMDF	-	-	2,523
At the end of the year	$-	$-	$2,858

A valuation allowance has been provided on the deferred tax assets because the Group believes that it is not more likely than not that the assets will be utilized.  As of December 31, 2009, a valuation allowance was provided for the deferred tax assets relating to the future benefit of net operating losses carryforward as the management determined that the utilization of those net operating losses carryforward is not more likely than not.  If events occur in the future that allow the Group to realize more of its deferred tax assets than the presently recorded amount, an adjustment to the valuation allowance will be made when those events occur.  As of December 31, 2007 and 2008, the Group had no net operating losses carryforward. As of December 31, 2009, the Group had net operating losses carryforward of approximately $605, $40, $142 and $1,423, that will expire in the year ending December 31, 2014, 2027, 2028 and 2029, respectively.

Under the New Tax Law, enterprises are classified as either resident or non-resident.  A resident enterprise refers to one that is incorporated under the PRC law or under the law of a jurisdiction outside the PRC with its "de facto management organization" located within the PRC.  Non-residential enterprise refers to one that is incorporated under the law of a jurisdiction outside the PRC with its "de facto management organization" located also outside the PRC, but which has either set up institutions or establishments in the PRC or has income originating from the PRC without setting up any institution or establishments in the PRC.  Under the New Enterprise Income Tax ("EIT") Implementation Regulation, "de facto management organization" is defined as the organization of an enterprise through which substantial and comprehensive management and control over the business, operations, personnel, accounting and properties of the enterprise are exercised.  Under the New Tax Law and the New EIT Implementation Regulation, a resident enterprise's global net income will be subject to a 25% EIT rate.  Uncertainties exist with respect to how the new EIT Law applies to the Group's overall operations, and more specifically, with regard to tax residency status.  Additional guidance is expected to be released by the Chinese government in the near future that may clarify how to apply this standard to taxpayers.  Despite the present uncertainties resulting from the limited PRC tax guidance on the issue, the Company does not believe that its legal entities organized outside the PRC should be treated as residents for New Tax Law purposes.  Even if one or more of its legal entities organized outside the PRC were characterized as PRC tax residents, none of them had profit; therefore, no significant impact would be expected on the net current tax payable balance and the net deferred tax balance.

The Company and its subsidiaries file separate income tax returns.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

5.	EARNINGS PER SHARE

Earnings per share for the periods prior to the Share Exchange have been restated to effect the Share Exchange.  For the purpose of calculating earnings per share for the periods presented, the number of ordinary shares outstanding is determined on the basis of HKMDF's historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the share exchange agreement.

The calculations of basic earnings per share are computed as follows:

	For the year ended December 31,
	2007	2008	2009
Numerator:
Net income used for basic and diluted earning
per share	$6,967	$26,367	$41,711
Denominator:
Denominator for basic earnings per share
- Weighted-average ordinary shares outstanding
during the year	20,915,000	20,915,000	21,587,953
Effect of dilutive securities:
- Pali Options	-	-	7,082
- Warrants	-	-	1,194,884
- Earn-out Shares for fiscal year 2009	-	-	208,219
Denominator used for diluted earnings
per share	20,915,000	20,915,000	22,998,138

Basic earnings per share	$0.33	$1.26	$1.93
Diluted earnings per share	$0.33	$1.26	$1.81

The Company has no dilutive potential common shares that are outstanding for years ended December 31, 2007 and 2008.

The impact of Earn-out Shares for fiscal year 2009 as described in Note 1(b) was included in the calculation of the diluted earnings per share as the Company achieved the performance target for fiscal year 2009 as stipulated in the Share Exchange Agreement.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	December 31,
	2008	2009

Buildings	$229	$228
Electronic and office equipment	94	105
Motor vehicles	190	190
Display network equipment	16,402	19,259
Sub-total	$16,915	$19,782
Less: accumulated depreciation	(5,498)	(8,717)
Total	$11,417	$11,065

Depreciation expense was $1,621, $2,875 and $3,226 for the years ended December 31, 2007, 2008 and 2009, respectively.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2008	2009

Business tax payables	$848	$1,694
Salary and welfare payables	101	847
Other tax payables	281	605
Advertisements production cost payable	-	293
Other payables	71	705
Total	$1,301	$4,144

8.	CAPITAL STRUCTURE

Common Shares

Just prior to the Share Exchange, the Company had 3,002,413 common shares outstanding. As part of the Share Exchange, 20,915,000 common shares of the Company were issued in exchange for ordinary shares of HKMDF.  As a result, upon completion of the Share Exchange, the Company had 23,917,413 common shares outstanding.

Subsequent to the Share Exchange, 332,625 common shares were issued a result of exercises of Pali Options (see Note 11 below) and 609,330 common shares were issued as a result of the exercises of Public Warrants (see Note 12 below).

The authorized capital of HKMDF is HK$10,000 (equivalent to $1) divided into 10,000 ordinary shares of par value HK$1 each. As of January 1, 2007, HKMDF had 10,000 ordinary shares issued and outstanding.  The share capital of HKMDF as of January 1, 2007 as shown in the consolidated financial statements has been restated retroactively to reflect the share exchange ratio as at the date of the Share Exchange in a manner similar to a share recapitalization, resulting in a total of 20,915,000 shares outstanding as of January 1, 2007.

As a result of the above transactions, the Company had 24,859,368 shares outstanding as of December 31, 2009.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares of par value of $0.001 each, with such designations, voting and other rights and preference as may be determined from time to time by the board of directors of the Company. As of December 31, 2008 and 2009, there were no preference shares outstanding.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

9.	RETAINED EARNINGS, RESERVES AND RESTRICTED NET ASSETS

The Company's retained earnings are not restricted as to the payment of dividends except to the extent dictated by prudent business practices.  There are no material restrictions, including foreign exchange controls, on the ability of its non-PRC subsidiary to transfer surplus funds to the Company in the form of cash dividends, loans, advances or purchase.  With respect to the Company's PRC subsidiary and VIE, there are restrictions on the payment of dividends and the removal of dividends from the PRC.  After the implementation of the New Tax Law (refer to Note 4 for further details of the New Tax Law), payment of dividends by PRC subsidiary and VIE to foreign investors on profits earned subsequent to January 1, 2008 will also be subject to withholding tax.  In addition, pursuant to the relevant PRC regulations, a certain portion of the profits made by these subsidiary and VIE must be set aside for future capital investment and are not distributable, and the registered capital of the Company's PRC subsidiary and VIE are also restricted.  These reserves and registered capital of the PRC subsidiary and VIE amounted to $8,023 and $63,002 as of December 31, 2008 and 2009, respectively.  However, the Company believes that such restrictions will not have a material effect on the Group's liquidity or cash flows.

The Group's subsidiary and VIE established in the PRC are required on an annual basis to make appropriations of retained earnings set at certain percentage of profit after-tax reported in their statutory financial statements prepared in accordance with the relevant accounting principles and financial regulations applicable to companies established in the PRC (the "PRC statutory financial statements"), and regulations to statutory reserve fund and statutory welfare fund (collectively "Statutory Reserves").  The statutory reserve fund can be used to increase the registered capital and eliminate future losses of the Companies; it cannot be distributed to shareholders except in the event of a solvent liquidation of the Companies.  The statutory welfare fund can only be used for the collective benefits and facilities of the employees.

The statutory welfare fund contribution percentage is subject to the discretion of the subsidiary's and VIE's board of directors.  Across Express, as a wholly foreign owned enterprises established in the PRC and Fujian Fenzhong, a domestic enterprise, are required to make appropriation of retained earnings equal to at least 10% of the PRC General Accepted Accounting Principal after-tax profit to the statutory reserve fund.  Once the level of these funds reaches 50% of the registered capital of the Across Express, further appropriations are discretionary.

During the year ended December 31, 2007, 2008 and 2009, the Group made total appropriations to these Statutory Reserves of approximately $1,084, $2,879, and $4,520, respectively.  The balance of Statutory Reserve was $4,314 and $8,834 as at December 31, 2008 and 2009, respectively.

Taking into account the registered capital and Statutory Reserves, the amount of restricted net assets of the Company's subsidiary and VIE were $8,023 and $63,002 as of December 31, 2008 and 2009, respectively.

10.	DIVIDENDS

On February 5, 2009, the board of directors of HKMDF approved and paid a dividend of $17,570 (equivalent to RMB120 million) or $1,757 per share (before the effect of Share Exchange) payable to Cheng Zheng, the sole shareholder of HKMDF at the date of dividend declaration.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

11.	OPTION ARRANGEMENT

The Company completed its initial public offering ("IPO") on October 17, 2007 (the "IPO Date").  On that date, the Company sold to Pali Capital, Inc. ("Pali"), as representatives of the underwriters, for $100, an option to purchase up to a total of 700,000 units at $10.00 per unit (the "Pali Options").  The units issuable upon the exercise of this option are identical to those sold in the IPO.  That is, upon exercises, the Pali Options can be converted into one common shares and one warrant.  The warrant, with exercise price of $5.5 per warrant, will entitle the holder to one common share.  The Pali Options are exercisable at $10.00 per unit, converting into one common share and one warrant.  The Pali Options may be exercised on a cashless basis at the discretion of holder, converting into common shares and warrants based on a predetermined conversion formula.  The Pali Options are exercisable commencing on the later of the consummation of a business combination and one year from the date of the effectiveness of the IPO and expire five years from the date of the effectiveness of the IPO.

The Pali Options were accounted for as underwriting expenses and were recorded in equity.

During the year ended December 31, 2009, 697,822 Pali Options were exercised and converted into 332,625 common shares and 332,625 warrants of the Company based on a predetermined conversion formula.

12.	WARRANTS

Public Warrants

On IPO Date, the Company sold 10,255,000 units in the IPO at a price of $8.00 per unit.  Each unit consists of one share of the Company's common share and one redeemable common stock purchase warrant ("Public Warrant(s)").  Each Public Warrant will entitle the holder to purchase from the Company one share of common share at an exercise price of $5.50 commencing on the later of the completion of a business combination and one year from IPO Date and expires four years from IPO Date.  The Company may redeem the Public Warrants, at a price of $0.01 per Public Warrant upon 30 days' notice while the Public Warrants are exercisable, only in the event that the last sale price of the common share is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In accordance with the Public Warrant agreement relating to the Public Warrants sold and issued in the IPO, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the Public Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Public Warrant.  Consequently, the Public Warrants may expire unexercised, unredeemed and worthless. The Public Warrants were not exercised or redeemed during the years ended December 31, 2007 and 2008. During the year ended December 31, 2009:

i)	1,900,000 Public Warrants were redeemed by the Company at a re-negotiated redemption price of $0.5 per warrant
ii)	609,330 Public Warrants were exercised and converted into common shares of the Company
iii)	332,625 Public Warrants were granted as a result of the exercises of Pali Options

The proceeds of approximately $3,350 from the exercises of 609,330 Public Warrants had not been received from the shareholders as of December 31, 2009, and is recorded as subscription receivable from shareholders in the consolidated statements of shareholders' equity.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

12.	WARRANTS - continued

Insider Warrants

The Company's initial officers and initial directors purchased a total of 2,100,000 warrants ("Insider Warrants") at $1.00 per warrant (for an aggregate purchase price of $2,100,000) concurrently with the consummation of the IPO pursuant to a private placement agreement with the Company.  The Insider Warrants are identical to the Public Warrants except that the Insider Warrants may not be called for redemption and the Insider Warrants are exercisable on cashless basis, at the holder's option, so long as such securities are held by such purchaser or his affiliates.

Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a business combination.  The sale of the Insider Warrants to management did not result in the recognition of any stock-based compensation expense because they were sold above fair market value.  The holder of Insider Warrants will not have any right to any liquidation distributions with respect to shares underlying Insider Warrants if the Company fails to consummate a business combination, in which event Insider Warrants will expire worthless.

During the years ended December 31, 2007, 2008 and 2009, none of the Insider Warrants were exercised or forfeited.

13.	COMMITMENTS AND CONTINGENCY

(a)	Lease commitments

The Group has entered into certain leasing arrangements relating to office premises that are classified as operating leases.

Future minimum lease payments for non-cancellable operating leases as of December 31, 2009 are as follows:

Year ending December 31,
2010	$61
2011	3
$64

Total rental expenses were approximately $25, $116 and $207 during the years ended December 31, 2007, 2008 and 2009, respectively, and were charged to the consolidated statements of operations.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

13.	COMMITMENTS AND CONTINGENCY - continued

(b)	Concession fees

The Group has entered into concession right agreements with passenger bus operators.  The contract terms of such concession rights range from five years to eight years.

Future minimum concession fee payments under non-cancelable concession right agreements as of December 31, 2009 are as follows:

Year ending December 31,
2010	$28,760
2011	31,636
2012	20,183
2013	11,034
2014	6,255
$97,868

Total concession fee expenses were approximately $10,688, $19,955 and $24,823 during the years ended December 31, 2007, 2008 and 2009, respectively, and were charged to the consolidated statements of operations.

There were no capital commitments as at December 31, 2009

14.	SEGMENT REPORTING

The Group is engaged in the selling of advertising time slots on its advertising network of television screens placed in passenger buses traveling on the highways throughout the PRC.  The Group's chief operating decision maker has been identified as the Chief Executive Officer, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Group.

Geographic information

The Group operates in the PRC and all of the Group's identifiable assets are located in the PRC.

Although the Group operates in multiple cities in PRC which include Fujian, Beijing Shanghai, Guangzhou, Tianjin, Chengdu and other cities, the chief operating decision maker evaluates the Group's performance as a single reportable segment and thus the Group believes it operates in one segment as it provides services to customers irrespective of their locations.

Major customers

In 2008 and 2009, there were no single customers that contributed for 10% or more of the Group's revenue.

In 2007, the Group had contracted with the following customers that accounted for 10% or more of the Group's revenue:

2007

Company A	$2,954
Company B	$2,841
$5,795

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

15.	RELATED PARTY TRANSACTIONS

Other than the Share Exchange as described in Note 1(b) and dividends paid as described in Note 10, the Group has the following transactions and balances with its related parties.

(i)	Related parties transactions
			For the years ended December 31,
	Relationship
	with the	Transaction
Name of related parties	Company	nature	2007	2008	2009
	(Note 1)	(Note 2)

Cheng Zheng	a	i	$14	-	-
Cheng Zheng	a	ii	$1,315	-	-
Cheng Zheng and its family members	a	iii	$3,298	-	-

Note 1:	a)	A director of HKMDF, director and a shareholder of the Company since the Share Exchange.

Note 2:	i)	The Group purchased a vehicle from Cheng Zheng for total consideration of $14.
ii)
The Group purchased a patent from Cheng Zheng for total consideration of $1,315. As such transaction was considered under common control, the excess of the consideration paid by the Group over the net carrying value of the assets was reflected as deemed dividends distributed to Cheng Zheng.

iii)	Being loans advance by Cheng Zheng's Family. The loans were non-interest bearing and were fully settled in 2007.

(ii)	Related parties balances
	As at December 31,
	2008	2009

Amounts due to:
Cheng Zheng (Note a)	$798	$6,515
Thousand Space Holdings Limited (Note b)	-	6,800
	$798	$13,315

Note:

(a)  The amount as of December 31, 2009 comprised of a promissory note of $3,200, which is repayable in 3 years, and other payables of $3,315 which is repayable on demand. Both balances are unsecured and non-interest bearing. Subsequent to December 31, 2009, the promissory note of $3,200 was fully repaid.  The amount as of December 31, 2008 was unsecured, non-interest bearing and repayable on demand.

(b)  Thousand Space Holdings Limited was one of the shareholders of HKMDF prior to the Share Exchange, and is a shareholder of the Company after the Share Exchange.  The amount as of December 31, 2009 represented a promissory note of $6,800, which is unsecured, non-interest bearing and repayable in 3 years.  Subsequent to December 31, 2009, the promissory note was fully repaid.

CHINA MEDIAEXPRESS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

16.	SUBSEQUENT EVENTS

On January 12, 2010, the Company entered into a securities purchase agreement with Starr Investments Cayman II, Inc. ("Starr").  Under this agreement, Starr, subject to various terms and conditions, purchased from the Company 1,000,000 shares of Series A Convertible Preferred Stock with par value US$0.001 (the "Purchased Shares"), and warrants (the "Purchased Warrants") to purchase 1,545,455 shares of the common shares of the Company, for an aggregate purchase price of US$30,000,000. Concurrently, certain shareholders of the Company transferred 150,000 shares of Common Stock to Starr for no additional cash consideration.  The number of potential common shares outstanding and the diluted earnings per share would change if the issuance of the Purchased Shares and Purchased Warrants occurred before the year ended December 31, 2009.

In January 2010, a total of 8,050,577 Public Warrants of the Company were exercised.  The remaining 27,718 public warrants were redeemed by the Company.  As there were sufficient number of Public Warrants exercised, the Sellers received $20,900 cash proceeds pursuant to the terms of the Share Exchange (see Note 1(b)(iv)) subsequent to December 31, 2009.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue, net	$18,769	$19,092	$26,122	$31,951
Gross profit	11,636	11,863	17,492	22,006
Income from operations	10,535	11,085	15,533	19,490
Net income	$7,455	$8,281	$11,664	$14,311

Earnings per share
Basic	$0.36	$0.40	$0.56	$0.61
Diluted	$0.36	$0.40	$0.56	$0.49

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue, net	$15,094	$15,356	$15,783	$16,766
Gross profit	9,253	9,297	9,324	10,060
Income from operations	8,546	8,566	8,487	9,522
Net income	$6,435	$6,400	$6,363	$7,169

Earnings per share
Basic	$0.31	$0.31	$0.30	$0.34
Diluted	$0.31	$0.31	$0.30	$0.34

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE I
CONDENSED BALANCE SHEETS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

	December 31,
	2008	2009

ASSETS
Current Assets:
Cash	$160	$18
Cash held in trust available for taxes	15	-
Prepaid expenses and other current assets	91	232
Total current assets	$266	$250
Non-current Assets:
Investment in a subsidiary and VIE	$-	$58,666
Cash held in trust – restricted	81,119	-
TOTAL ASSETS	$81,385	$58,916

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$414	$624
Amount due to a subsidiary	-	560
Amounts due to related parties	-	10,000
Total current liabilities	$414	$11,184

Non-current Liability:
Deferred underwriting fee	$3,282	$-
TOTAL LIABILITIES	$3,696	$11,184

Shareholders' equity
Common shares ($0.001 par value: 40,000,000 shares authorized;
12,505,000 and 24,859,368 shares issued and outstanding as of
December 31, 2008 and 2009)	$13	$24
Additional paid-in capital	53,575	42,225
Common shares, subject to possible conversion	24,286	-
Interest income attributable to common shares,
subject to possible conversion	42	-
Subscription receivable from shareholders	-	(3,350)
Accumulated other comprehensive income	-	(8)
Statutory reserve	-	4,520
(Deficits) retained earnings	(227)	4,321
Total shareholders' equity	$77,689	$47,732
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,385	$58,916

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

	For the period
	from May 1,
	2007 (date of	For the year	For the year
	incorporation) to	ended	ended
	December 31,	December 31,	December 31,
	2007	2008	2009
Administrative expenses	$(296)	$(1,994)	$(5,191)
Equity in earning of subsidiaries and VIE	-	-	14,102
(Loss) income from operations	$(296)	$(1,994)	$8,911
Interest income	488	1,619	157
Interest expense	(2)	-	-
Net income (loss)	$190	$(375)	$9,068

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - SCHEDULE I
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

					Interest income
					attributable to
				Common shares	common shares,	Subscription	Accumulated
			Additional	subject to	subject to	receivable	other		Retained
	Common shares		paid-in	possible	possible	from	Comprehensive	Statutory	earnings		Comprehensive
	Number	Amount	capital	conversion	conversion	shareholders	loss	reserve	(deficits)	Total	income

Issuance of common shares
at incorporation	2,250,000	$2	$23	$-	$-	$-	$-	$-	$-	$25
Issuance of Insider Warrants	-	-	2,100	-	-	-	-	-	-	2,100
Issuance of common shares pursuant
to IPO	10,255,000	11	75,738	-	-	-	-	-	-	75,749
Issuance of Pali Options	-	-	-	-	-	-	-	-	-	-
Restricted IPO proceed	-	-	(24,286)	24,286	-	-	-	-	-	-
Net income and comprehensive
income	-	-	-	-	-	-	-	-	190	190	$190
Balance at December 31, 2007	12,505,000	$13	$53,575	$24,286	$-	$-	$-	$-	$190	$78,064
Accretion of trust fund relating to
common stock subject to possible
conversion	-	-	-	-	42	-	-	-	(42)	-
Net loss and comprehensive loss	-	-	-	-	-	-	-	-	(375)	(375)	$(375)
Balance at December 31, 2008	12,505,000	$13	$53,575	$24,286	$42	$-	$-	$-	$(227)	$77,689
Foreign currency translation
adjustments	-	-	-	-	-	-	(8)	-	-	(8)	$(8)
Net income	-	-	-	-	-	-	-	-	9,068	9,068	9,068
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$9,060

Appropriations	-	-	-	-	-	-	-	4,520	(4,520)	-
Waiver of deferred underwriting fee	-	-	3,282	-	-	-	-	-	-	3,282
Redemption of shares from
IPO shareholders	(9,602,587)	(10)	(51,625)	(24,286)	(42)	-	-	-	-	(75,963)
Recapitalization in connection with
Share Exchange	20,915,000	21	34,593	-	-	-	-	-	-	34,614
Issuance of common shares for
finder's fee	100,000	-	-	-	-	-	-	-	-	-
Redemption of warrants	-	-	(950)	-	-	-	-	-	-	(950)
Exercises of options	332,625	-	-	-	-	-	-	-	-	-
Exercises of warrants	609,330	-	3,350	-	-	(3,350)	-	-	-	-
Balance at December 31, 2009	24,859,368	$24	$42,225	$-	$-	$(3,350)	$(8)	$4,520	$4,321	$47,732

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)

	For the period
	from May 1,
	2007 (date of	For the year	For the year
	incorporation) to	ended	ended
	December 31,	December 31,	December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$190	$(375)	$9,068
Adjustments to reconcile net income (loss) to net cash from
by operating activities:
Equity in earning of a subsidiary and VIE	-	-	(14,102)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200)	110	(141)
Accrued expenses and other current liabilities	271	115	210
Amount due to a subsidiary	-	-	80
Net cash provided by (used in) operating activities	$261	$(150)	$(4,885)
Cash flows (used in) provided by investing activities:
(Increase) decrease in cash held in trust - restricted	$(80,979)	$(140)	$81,119
Cash flows from financing activities:
Redemption of shares from IPO shareholders	$-	$-	$(75,921)
Redemption of warrants	-	-	(470)
Payment of deferred offering costs	(2,982)	-	-
Repayment of note payable	(100)	-	-
Proceeds from IPO	82,040	-	-
Proceeds from issuance of Insider Warrants	2,100	-	-
Receipts from note payable	100	-	-
Proceeds from issuance of shares at incorporation	25	-	-

Net cash provided by (used in) financing activities	$81,183	$-	$(76,391)
Net increase (decrease) in cash	$465	$(290)	$(157)

Cash at the beginning of the period/ year	-	465	175
Cash at the end of the period/ year	$465	$175	$18
Supplemental schedule of non-cash investing and
financing activities:
Issuance of promissory notes in connection with
the Share Exchange	$-	$-	$10,000
Redemption of warrants paid by a subsidiary on
behalf of the Company	$-	$-	$480

CHINA MEDIAEXPRESS HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - SCHEDULE I
(Amounts in thousands of U.S. dollars ("$'000"))

Schedule I has been provided pursuant to the requirement of Rule 12-04(a) and 4-08(e)(3) of Regulation S-X, which require condensed financial information as to financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of the consolidated subsidiaries together exceed 25 percent of consolidated net assets as of end of the most recently completed fiscal year.  As of December 31, 2009, $63,002 of the restricted capital and reserves are not available for distribution, and as such, the condensed financial information of the Registrant has been presented for the period from May 1, 2007 (date of incorporation) to December 31, 2007 and for the years ended December 31, 2008 and 2009.  As of December 31, 2008, the Registrant did not have any subsidiary or variable interest entity.

During the year ended December 31, 2009, no dividend was declared by any subsidiary of the Registrant.

Basis of preparation

The condensed financial information of the Registrant has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that (1) the Registrant used the equity method to account for investments in its subsidiaries and variable interest entity; and (2) the Registrant did not account for the Share Exchange as the reverse merger and recapitalization although the Registrant is the accounting acquiree.  Accordingly, the condensed financial information for the periods prior to the consummation of the Share Exchange is those of the Registrant.