Form 10-K/A
period 2009-12-31
China MediaExpress Holdings, Inc.
filed 2010-04-30
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to __________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

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

There were a total of 32,909,945 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of April 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 (“Original 10-K”) of China MediaExpress Holdings, Inc. (the “Company”) is being filed with the Securities and Exchange Commission to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (“Part III Information”).  No changes have been made to the Original 10-K other than the addition of the Part III Information and updates to the Exhibit Index.  Except for the foregoing, this Amendment No. 1 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

TABLE OF CONTENTS

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“we,” “us,” “CME,” “the Company” or “our Company” are references to China MediaExpress Holdings, Inc. and its subsidiaries and variable interest entities;

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

PART III

ITEM 10                 Directors, Executive Officers and Corporate Governance

Set forth below is certain biographical information about each director and officer of the Company as of April 30, 2010, as well as, in the case of our directors, information concerning the qualifications and experiences that led the Board to conclude that such individuals should serve as directors.

Name	Age	Position
Zheng Cheng	38	Class I Director, Chief Executive Officer, President and Chairman
Jacky Wai Kei Lam	36	Class I Director, Chief Financial Officer
George Zhou	46	Class I Director, Independent Non-Executive Director
Marco Kung	35	Class III Director, Independent Non-Executive Director
Yingshou Huang	56	Class III Director, Independent Non-Executive Director
Dorothy Dong	38	Class III Director, Independent Non-Executive Director
Jian Yu	33	Chief Operating Officer
Jinlong Du	38	Chief Marketing Officer
Biaoxing Chen	32	Chief Technology Officer
Weisheng Liu	41	Chief Administration Officer
Zhoufeng Zheng	34	Financial Controller

The business experience during at least the last five years of each of these individuals is as follows:

Zheng Cheng, Chief Executive Officer, President and Chairman

Mr. Zheng Cheng is the founder of CME and has served as the chairman of the board of directors and the chief executive officer since its incorporation in 2002. He has over ten years’ experience in enterprise management and is primarily in charge of the government relations, formulation of the growth strategies and management of the business. Prior to the establishment of CME, he had held a number of senior executive positions in various government agencies, state-owned enterprises and other companies, including the agriculture department of the Chinese Communist Youth League in Yunnan Province, Yunnan Qingnian Xinchangzheng Trading Company, Fuzhou Shoushan Waterfall Group EM Polder Co., Ltd., Fuzhou Electronics Mall Co., Ltd. and Fuzhou Mandefu Food Co., Ltd. He is also a philanthropist dedicated to community development in China. In 2002, he was recognized by the Industry and Commerce Association in Fuzhou for his reputation for charity and assistance of children in need of education. He launched activities to raise funds to help relieve damage resulting from the earthquake in Sichuan in May 2008. In 2005, he was awarded Fuzhou Distinguished Young Entrepreneur of the Year. In addition, he currently serves as the vice president of Fuzhou Advertising Association, as well as the vice president of the Industry and Commerce Association of Jin’an District and Gulou District of Fuzhou. He is also a director in the standing committee of Fuzhou Industry and Commerce Association, the Sixth Political Consultative Conference Committee of Jin’an District of Fuzhou, and the Fujian Entrepreneurs’ Association. Further, he is a visiting professor of Minjiang College who teaches subjects relating to the advertising industry in China. Mr. Cheng received his bachelor’s degree in economics from Yunnan University in China in 1994.

Jacky Wai Kei Lam, Chief Financial Officer and Director

Jacky Wai Kei Lam has served as Chief Financial Officer since May 2009. He is experienced in public company accounting and is primarily in charge of CME’s strategic planning, finance and accounting related matters. Prior to joining CME, he spent over eight years in PricewaterhouseCoopers Hong Kong. He also served as an accounting supervisor in a multinational company and was employed by a local audit firm before joining PricewaterhouseCoopers Hong Kong. He received his bachelor degree of business administration in accounting from Hong Kong University of Science and Technology in 1996 and a masters degree in financial engineering from the City University of Hong Kong in 2004.  He is also a member of the Hong Kong Institute of Certified Public Accountants.

George Zhou, Director

Mr. George Zhou is currently the CEO and a director of Beijing Tengzhong Investment Ltd. and a director of Sichuan Tengzhong Heavy Machinery Industrial Co., Ltd. Prior to joining Beijing Tengzhong, Mr. Zhou was Chief Operation Officer of Benda Pharmaceutical. Prior to joining Benda Pharmaceutical, Mr. Zhou was a Partner and Managing Director of Eos Funds, where he directed investments in Chinese companies which intended to list on U.S. and Canadian exchanges. Prior to that, Mr. Zhou served as Co-Founder, President & CEO, and member of the Board of Directors of Abepharma Ltd. and Red Mountain Pharmaceuticals (China) Ltd. respectively. He was also a Co-Founder, CEO, and Chairman of the Board of Directors of Kangjian Pharmaceutical Co., Ltd. Before entrering the pharmaceutical industry, Mr. Zhou was a post-doctoral fellow in molecular biology at the University of Victoria, Canada, and received a Ph.D. in molecular biology from Umea University, Sweden. He had his Master degree in Genetics at Southwest University, China. He also worked as an Associate Professor at Chongqing University, China.

Marco Kung, Director

Mr. Marco Kung Wai Chiu, is the current financial controller and company secretary of Wuyi International Pharmaceutical Company Limited, a company listed on The Hong Kong Stock Exchange Limited. He was a corporate financial controller in a company listed in Singapore from 2004 to 2005. He has over ten years’ experience in business advisory services and financial management.  Mr. Kung graduated from Hong Kong Lingnan University in 1997 with a bachelor’s degree in business administration. He further obtained two master degrees in business administration from the University of Wollongong, Australia, in 2005 and in corporate governance from the Hong Kong Polytechnic University in 2008, respectively. He is a fellow member of both the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants. He has been registered as a Certified Public Accountant (Practising) in Hong Kong since 2007. He is also an associate member of both the Institute of Chartered Secretaries and Administrators and the Hong Kong Institute of Chartered Secretaries.

Yingshou Huang, Director

Mr. Huang has extensive experience in the advertising industry in the PRC. He has served as the President of Fujian Advertising Association since 2002.  Prior to that, Mr. Huang worked as the department head of Fuzhou Administration of Industry and Commerce in 1996.  Mr. Huang worked as Deputy Director in 1993, and office staff in 1981, of Gulou District Government, Fuzhou City, Fujian Province.  Mr. Huang received his bachelor’s degree in advertisement at Fujian Agriculture and Forestry University Continuing Education School, at Fujian Province in 2001.

Dorothy Dong, Director

Ms. Dong has been a Managing Director at C.V. Starr Investment Advisors (Asia) Ltd. since December 2007 and for seven months prior to that acted as Vice President at AIG Private Equity, a division of American International Group, Inc., an international insurance and investment company.  From December of 2002 to March of 2007, Ms. Dong was a Director of Anglo Chinese Corporate Finance Limited, an investment banking advisory firm, and the General Manager of its Shanghai operation.  Ms. Dong currently serves on the board of directors of Changeng Axle (China) Co. Ltd. and Guangzhou Techpool Pharmaceutical Co. Ltd.  Ms. Dong holds an LLB in Business Law from Shanghai University, an MBA from McGill University and is a Chartered Financial Analyst.

Jian Yu

Jian Yu has served as Chief Operating Officer of CME since January 2007. He is primarily in charge of business development, the procurement of content and equipment from CME’s content and equipment suppliers and execution of CME’s business strategies. Prior to joining CME, he worked for several other media companies in China. He was the director and general manager of Quanzhou New Continent Cultural Media Co., Ltd. from April 2004 to December 2006, and has served as the deputy general manager of Fujian Tang Culture Media Co., Ltd. from January 2003 to April 2004. He received his diploma in computer science from Fuzhou University in 2005.

Jinlong Du

Jinlong Du has served as chief marketing officer of CME since January 2006. He is primarily in charge of CME’s daily business operation and management as well as its business planning and strategies. Prior to joining CME, he served in several senior positions in the electrical equipment industry.  He was the general manager of Fuzhou Baoli Tongfang Electronics Co., Ltd. and the general manager of Fuzhou Wuzhou Mechanical and Electrical Equipment Co., Ltd. from January 2003 to January 2006. He received his diploma in electrical engineering and automation from Nanjing Architecture and Civil Engineering Institute in 1991.

Biaoxing Chen

Biaoxing Chen has served as Chief Technology Officer of CME since December 2003. He is primarily in charge of technology and system installation and maintenance. He is experienced in business operations, management and formulation of strategies. Prior to joining CME, he served in several senior positions in the media industry, including marketing manager of Fujian Tang Culture Media Co., Ltd. from September 2002 to November 2003, project manager of Fujian Enterprise Culture Exchange Center from August 2001 to August 2002 and project specialist of Guoguang Enterprise Brand Strategizing Co., Ltd. from October 2000 to July 2001. He received his diploma in trade and economics from Fujian Agriculture and Forestry University in 2001.

Weisheng Liu

Weisheng Liu has served as Chief Administration Officer of CME since June 2008. He is primarily in charge of administration of CME. He is experienced in human resources and administration. Prior to joining CME, he held a number of senior executive positions in the banking and finance industry. He was the president of the Hualin Sub-branch of the Fuzhou Branch of China CITIC Bank Corporation Limited from November 2006 to May 2008. He has also served as the vice president in the Fuzhou Branch of China Minsheng Banking Corp., Ltd from July 2001 to October 2006. He received his first bachelors degree in credit management and investment from Fuzhou University in 1990, and his second bachelors degree in finance from China Central Radio and Television University in 2003.

Zhuofeng Zheng

Zhuofeng Zheng has served as CME’s financial controller since January 2003. She is experienced in accounting management and is primarily in charge of CME’s finance and accounting function. Prior to joining CME, she served as the manager in the investment department of Fujian Fengquan Environmental  Protection Group Co., Ltd. from August 2002 to August 2003 as well as the deputy manager in the finance department of Fujian Chaoda Group Co., Ltd. from July 1999 to July 2002. She received her bachelor degree in accounting from Shanghai Ocean University in 1999.

There are no family relationships between the directors and executive officers.

The Board of Directors has determined that George Zhou, Marco Kung, Yingshou Huang and Dorothy Dong are independent under Section 803 of NYSE Amex Company Guide.

Board Leadership Structure and Role in Risk Oversight

One person currently holds the positions of principal executive officer and chairman of the Board of Company.  The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the directors may designate a Chairman of the Board from among any of the directors.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the consolidation of these roles is appropriate because it allows Mr. Cheng to bring a wider perspective to the deliberations of the Board on matters of corporate strategy and policy.  The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

The Company’s management is responsible for identifying, assessing and managing the material risks facing the business. The Board and, in particular, the Audit Committee are responsible for overseeing the Company’s processes for assessing and managing risk.  Each of the Chief Executive Officer and Chief Financial Officer, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational, environmental and business risks to which the Company is or may be subject, as well as mitigation strategies for certain salient risks.  In accordance with NYSE Amex requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses the Company’s business and financial risk management and risk assessment policies and procedures with senior management, the Company’s independent auditor.  The Audit Committee reports its risk assessment function to the Board.  The roles of the Board and the Audit Committee in the risk oversight process have not affected the Board leadership structure.  Although the board has not formally designated a lead independent director, Mr. Kung, the chairman of the audit committee, has led the executive session of the independent directors.

The Board of Directors held three meetings during 2009.  During 2009, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

It is the policy of the Board of Directors that all directors should attend the annual meeting of stockholders in person or by teleconference.  Last year the Company did not hold an annual meeting as its special meeting of stockholders held to approve its business combination included a proposal providing for the election of directors.

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.gstv.cc.

Board Committees

The Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors.  Each committee has a charter, which is available at Company’s website, www.gstv.cc.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, engages Company’s independent accountants, reviewing their independence and performance; reviews Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit and risk management processes and effectiveness of Company’s internal control over financial reporting; reviews related party transactions; and maintains procedures for receipt and handling of reports regarding accounting or financial irregularities.  The Audit Committee held one meeting during 2009.

The members of the Audit Committee are Marco Kung, Chair, George Zhou and Yingshou Huang. The Board has determined that Marco Kung is an audit committee financial expert, as defined in SEC rules.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2009, the Audit Committee

•	has reviewed and discussed the audited financial statements with management;
•
has discussed with Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 31, 2009.

Marco Kung, Chair
George Zhou
Yingshou Huang

Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for the Company’s executive officers and administers the Company’s equity incentive plans.  The Compensation Committee held no meetings during 2009.

The members of the Compensation Committee are Marco Kung, Chair, George Zhou, and Dorothy Dong.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying and recommending qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the performance of the Board as a whole and its individual members.  The Nominating and Corporate Governance Committee held no meetings during 2009.

The members of the Nominating and Corporate Governance Committee are Yingshou Huang, Chair, George Zhou, and Dorothy Dong.

Stockholders wishing to propose a director candidate must send the recommendation to Company by the month and day that is the same month and day that was 120 days before the date of release of proxy materials for the annual meeting immediately preceding the annual meeting at which the candidate is proposed to be elected, c/o Secretary, China MediaExpress Holdings, Inc., accompanied by:

•	Evidence that the writer is a stockholder, sufficient for purposes of SEC Rule 14a-8;
•	The name and contact information of the candidate; and
•	A statement signed by the candidate that the candidate is willing to be considered for nomination by the committee and willing to serve as a director, if nominated and elected.

Company’s Secretary will send its standard director questionnaire to the candidate, and, if returned, fully and accurately completed, by the month and day that is the same month and day that was 100 days before the date of release of proxy materials for the annual meeting immediately preceding the annual meeting at which the candidate is proposed to be elected, the Secretary will forward the recommendation, accompanying documents, and the questionnaire to the Nominating and Corporate Governance Committee for consideration.  Company may also require any proposed nominee to furnish such other information as Company or the Nominating Committee and Corporate Governance may reasonably require to determine the eligibility of the nominee to serve as a director.

The Nominating and Corporate Governance Committee also considers, as director nominees, persons recommended by current directors, executive officers, and others, which are evaluated in the same manner as persons proposed by stockholders, except that the Nominating and Corporate Governance Committee may consider, as one of the factors in its evaluation of stockholder recommended candidates, the amount and duration of the stock holding of the recommending stockholder or stockholder group.

The Committee applies the following criteria in considering director candidates:

•
Independence. Whether non-management candidates may be considered “independent” under applicable stock market rules; under securities and tax laws; or for any other purpose. The Committee also considers whether a candidate might be subject to any conflict of interest.

•
Corporate Governance. Whether the candidate recognizes the role of directors in representing the interests of stockholders, generally, and not of any particular stockholder or group of stockholders; whether the director demonstrates familiarity and intention to fulfill the fiduciary duties of directors and appears open and candid; whether the director understands the differences in functions of the Board of Directors and management.

•	Judgment and Knowledge. Whether the candidate demonstrates sound business judgment and ability to assess Company’s strategy and business plans, evaluate management, and decide other board-level issues

•
Communication Skills. The candidate’s communications skills; willingness to voice his or her own views; ability to listen to views of  others dispassionately; and ability to express and bring to bear his or her expertise regarding Company matters.

•
Professional Status. The candidate’s record as a business manager and reputation for integrity; whether the candidate has the respect of his or her business and community peers; whether the candidate’s Board membership would enhance Company’s reputation.

•	Diversity. The Board wishes to establish a complement of directors with substantial skill and experience in the following areas:
•	industry-specific knowledge, experience;
•	accounting and finance;
•	capital markets;
•	corporate governance;
•	executive compensation;
•	international business;
•	operations management;
•	marketing, advertising, or promotion; and
•      risk management.
The Board implements this policy by seeking to fill any Board vacancy with a director having skill or experience in one of the areas that the Board wishes to strengthen and assesses the effectiveness of the policy in light of the results of Company’s operations.

In addition, the Nominating and Corporate Governance Committee considers any other factors it deems appropriate.

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, China MediaExpress Holdings, Inc., Room 2805, Central Plaza, Wanchai, Hong Kong, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, the Company believes that during 2009, all such reports were filed timely, except the following:

Form 3 was filed late by our CEO, Cheng Zheng, disclosing his becoming an officer and director of the Company;
Form 3 was filed late by our CFO, Jacky Lam, disclosing his becoming an officer of the Company;
Form 3 was filed late by our director, George Zhou, disclosing his becoming an officer of the Company;
Form 3 was filed late by our director, Marco Kung, disclosing his becoming a director of the Company;
Form 3 was filed late by Thousand Space Holding Limited, disclosing its becoming a 10% beneficial owner of the Company.

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

ITEM 11                 Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Board of Directors.

Background and Compensation Philosophy

The Compensation Committee of our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Compensation Committee in determining the compensation of our executive officers.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits for the Company to continue to be successful.

Base Salary and Bonus. The value of base salary and bonus for each our executive reflects his or her skill set and the market value of that skill set in the sole discretion of the Board of Directors.

Equity Incentives. The Company and its subsidiaries have not established an equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Board of Directors determines that it is in the best interest of the Company and its stockholders to do so.

Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the three years in the period ended December 31, 2009.

FISCAL 2009 COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Zheng Cheng	2009	$38,067	-	-	-	-	-	-	$38,067
(Principal
Executive	2008	$37,410	-	-	-	-	-	-	$37,410
Officer)	2007	$30,789	-	-	-	-	-	-	$30,789

Jacky Lam	2009	$79,778	-	-	-	-	-	-	$79,778
(Principal
Financial	2008	–	-	-	-	-	-	-	–
Officer)	2007	–	-	-	-	-	-	-	–

Grants of Plan-Based Awards

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Narrative Discussion

Mr. Cheng has entered into a 5 year employment agreement with Fujian Fenzhong as of December 1, 2008, which has continued in effect following the consummation of the business combination in October 2009.  Under his employment agreement, Mr. Cheng serves as the General Manager of Fujian Fenzhong and is entitled to a monthly pre-tax salary of RMB15,000. Mr. Cheng is subject to a non-competition restriction during the term of his employment and for 24 months after his employment agreement is terminated.

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2009, none of the named executive officers would have been entitled to any cash payments.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Zheng Cheng	–	–	–	–	–	–	–	–	–

Jacky Lam	–	–	–	–	–	–	–	–	–

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each executive officer regarding exercise of stock options, stock appreciation rights, and similar instruments, for fiscal 2009.

FISCAL 2009 OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Zheng Cheng	-	-	-	-

Jacky Lam	-	-	-	-

Pension Benefits Table

The following table sets forth information, as of December 31, 2009, with respect to each named executive officer, regarding Company plans, excluding defined contribution plans, that provide for payments or other benefits at, following, or in connection with retirement.

PENSION BENEFITS— FISCAL 2009
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Zheng Cheng	N/A	N/A	N/A	N/A

Jacky Lam	N/A	N/A	N/A	N/A

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans Table

The following table sets forth information, with respect to each named executive officer, regarding each non-qualified defined contribution or other plan that provides for the deferral of compensation, for fiscal 2009.

FISCAL 2009 NON-QUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Zheng Cheng	-	-	-	-	-

Jacky Lam	-	-	-	-	-

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2009.

FISCAL 2009 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and* Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Zhou	$1,525	-	-	-	-	-	$1,525

Marco Kung	$3,750	-	-	-	-	-	$3,750

Yingshou Huang	$1,525	-	-	-	-	-	$1,525

Dorothy Dong	-	-	-	-	-	-	-

Malcolm Bird (1)	-	-	-	-	-	-	-

Theodore S. Green (2)	-	-	-	-	-	-	-

(1) Mr. Bird resigned from the Board on March 1, 2010.
(2) Mr. Green resigned from the Board on March 8, 2010.

ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock and Preferred Stock, as of the date hereto, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock or Preferred Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Preferred Stock(2)		Common Stock(3)
Name of Beneficial Owner (1)	Number of Shares	Percent of Class	Number of Shares	Percent of Class

Zheng Cheng	-	-	13,266,684	40.3%

George Zhou	-	-	-	-

Marco Kung	-	-	-	-

Yingshou Huang	-	-	-	-

Dorothy Dong	-	-	-	-

Jacky Wai Kei Lam	-	-	-	-

Zhuofeng Zheng	-	-	-	-

Jian Yu	-	-	-	-

Biaoxing Chen	-	-	-	-

All Directors and Executive Officers as a Group ( 9 persons)	-	-	13,266,684	40.3%
Thousand Space Holding Limited (4)	-	-	6,095,085	18.5%
Bright Elite Management Limited (5)	-	-	2,303,231	7.0%
Malibu Partners, LLC (6)	-	-	848,000	2.6%
Broad Beach Partners, LLC (6)	-	-	969,650	2.9%
Star Investments Cayman II, Inc. (7)	1,000,000	100%	4,695,455	12.5%
Star International Cayman, Inc. (7)	1,000,000	100%	4,695,455	12.5%
Star International Investments Ltd.(7)	1,000,000	100%	4,695,455	12.5%
Star International Company, Inc.(7)	1,000,000	100%	4,695,455	12.5%
C.V. Starr & Co., Inc. (7)	1,000,000	100%	4,695,455	12.5%

(1)    The address of each director and executive officer is c/o China MediaExpress Holdings, Inc., Room 2805, Central Plaza, Wanchai, Hong Kong, the People’s Republic of China..

(2)    Each share of Preferred Stock is convertible into 3 shares of Common Stock.

(3)    Number of Shares includes shares issuable upon conversion of the Preferred Stock held by the identified person or group; percentage is computed assuming conversion of Preferred Stock held by the identified person or group, only.

(4)    The business address of Thousand Space Holding Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. Thousand Space Holding Limited is wholly owned by Mr. Ou Wen Lin and such shares may be deemed to be beneficially owned by Mr. Ou Wen Lin.

(5)    The business address of Bright Elite Management Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. Bright Elite Management Limited is wholly owned by Mr. Qingping Lin and such shares may be deemed to be beneficially owned by Mr. Qingping Lin.

(6)    As reported on Schedule 13G filed with the SEC on October 21, 2009, the beneficial owner’s business address is 15332 Antioch street #528, Pacific Palisades, CA 90272.  Kenneth J. Abdalla, the managing member of each of Malibu Partners, LLC and Broad Beach Partners, LLC, has voting and dispositive power with respect to all such shares of common stock owned by each entity, and accordingly may be deemed the direct “beneficial owner” of such shares of common stock.

(7)    Information regarding this beneficial owner is furnished in reliance upon its Schedule 13D filed with the SEC on February 8, 2010. Includes 3,000,000 shares of Common Stock issuable upon the conversion of the 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 (“Purchased Shares”) and 1,545,455 shares of Common Stock issuable upon the exercise of the warrants to purchase 1,545,455 shares of Common Stock (“Purchased Warrants”), and 150,000 shares of Common Stock transferred by certain shareholders of the Company to Starr for no additional cash consideration.

Starr Investments Cayman II, Inc. (“Starr”), a company organized under the laws of the Cayman Islands, is an investment holding company for various private equity funds and direct investments.  The address of Starr’s principal office and principal business is Bermuda Commercial Bank Building, 19 Par-la-Ville Road, Hamilton HM 11, BM Bermuda. Starr may be deemed to beneficially own in the aggregate 4,695,455 shares of Common Stock of the Company, which figure consists of 3,000,000 shares of Common Stock issuable upon the conversion of the Purchased Shares, 1,545,455 shares of common stock issuable upon the exercise of the Purchased Warrants and 150,000 shares of common stock.  Starr International Cayman, by virtue of being the sole stockholder of Starr, may be deemed to beneficially own the shares of Issuer beneficially owned by Starr.

Starr International Cayman, Inc. (“Starr International Cayman”), a company organized under the laws of the Cayman Islands, is an investment holding company for various private equity funds.  The address of Starr International Cayman’s principal office and principal business is Bermuda Commercial Bank Building, 19 Par-la-Ville Road, Hamilton HM 11, BM Bermuda. Starr International Investments, by virtue of being the sole stockholder of Starr International Cayman, may be deemed to beneficially own the shares of the Company beneficially owned by Starr International Cayman.

Starr International Investments Ltd. (“Starr International Investments”), a corporation organized under the laws of Bermuda, is an investment holding company invested in various direct, private equity and hedge fund investments.  The address of Starr International Investments’ principal office and principal business is Bermuda Commercial Bank Building, 19 Par-la-Ville Road, Hamilton HM 11, BM Bermuda. Starr International, by virtue of being the sole stockholder of Starr International Investments, may be deemed to beneficially own the shares of the Company beneficially owned by Starr International Investments.

Starr International Company, Inc. (“Starr International”), a corporation organized under the laws of Panama, is a holding company that operates in a number of lines, including commercial real estate, owning and operating a private golf club and holding an investment portfolio.  The address of Starr International’s principal office and principal business is Baarerstrasse 101, CH-6300 Zug, Switzerland. Pursuant to an Investment Management Agreement, effective January 1, 2008, C. V. Starr has shared power to vote on and direct the disposition of the shares of Issuer held by Starr International and may, by virtue of this relationship, be deemed to beneficially own shares of Issuer beneficially owned by Starr International.

C. V. Starr & Co., Inc. (“C. V. Starr”), a corporation organized under the laws of the state of Delaware, is a holding company that operates in a number of lines of business, including owning a number of insurance agencies and holding an investment portfolio.  The address of C. V. Starr’s principal office and principal business is 399 Park Avenue, 17th Floor, New York, NY 10022. Mr. Greenberg owns 26.37% of the common stock of C.V. Starr directly.  By virtue of Mr. Greenberg’s voting power in C. V. Starr and his position as a Director, Chairman and Chief Executive Officer of C. V. Starr, Mr. Greenberg may be deemed to have or share voting or dispositive power over the shares of Issuer that are beneficially owned by C. V. Starr.  Mr. Greenberg disclaims beneficial ownership of the shares of the Company beneficially owned by C. V. Starr.

Maurice R. Greenberg’s principal business address and office is 399 Park Avenue, 17th Floor, New York, NY 10022.  The principal occupation of Mr. Greenberg is serving as the Chief Executive Officer, Chairman, and Director of C. V. Starr.

ITEM 13                 Certain Relationships and Related Transactions, and Director Independence

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Particulars of significant transactions between the Company and related companies are disclosed below:

Related parties transactions
			For the years ended December 31,
	Relationship
	with the	Transaction
Name of related parties	Company	nature	2007	2008	2009
	(Note 1)	(Note 2)

Cheng Zheng	a	i	$14,000	-	-
Cheng Zheng	a	ii	$1,315,000	-	-
Cheng Zheng and its family members	a	iii	$3,298,000	-	-

Note 1:	a)	A director of HKMDF (as defined below), director and a shareholder of the Company since the business combination in October 2009.

Note 2:	i)	The Company purchased a vehicle from Cheng Zheng for total consideration of $14,000.
ii)
The Company purchased a patent from Cheng Zheng for total consideration of $1,315,000. As such transaction was considered under common control, the excess of the consideration paid by the Company over the net carrying value of the assets was reflected as deemed dividends distributed to Cheng Zheng.

	iii)	Being loans advance by Cheng Zheng's Family. The loans were non-interest bearing and were fully settled in 2007.

	Related parties balances
	As at December 31,
	2008	2009

Amounts due to:
Cheng Zheng (Note a)	$798,000	$6,515,000
Thousand Space Holdings Limited (Note b)	-	6,800,000
	$798,000	$13,315,000

Note:

(a)  The amount as of December 31, 2009 comprised of a promissory note of $3,200,000, which is repayable in 3 years, and other payables of $3,315,000 which is repayable on demand. Both balances are unsecured and non-interest bearing. Subsequent to December 31, 2009, the promissory note of $3,200,000 was fully repaid.  The amount as of December 31, 2008 was unsecured, non-interest bearing and repayable on demand.

(b)  Thousand Space Holdings Limited was one of the shareholders of Hong Kong Mandefu Holdings Ltd. (“HKMDF”) prior to the business combination effected by the Company in October 2009, and is a shareholder of the Company thereafter.  The amount as of December 31, 2009 represented a promissory note of $6,800,000, which is unsecured, non-interest bearing and repayable in 3 years.  Subsequent to December 31, 2009, the promissory note was fully repaid.

It is Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

ITEM 14                 Principal Accountant Fees and Services

Aggregate fees billed to the Company by DTT and the Company’s previous principal independent accountants, AJ. Robbins, P.C. (“AJR”) and Eisner LLP (“Eisner”) during the last two fiscal years were as follows:

Fees	2009	2008

Audit Fees(1)	$525,500	$143,333

Audit Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total	$525,500	$143,333

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

•	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

•
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART II

ITEM 15               Exhibits and Financial Statement Schedules

Exhibit No.	Description

1.1	Form of Underwriting Agreement.[1]

3.1	Form of Amended and Restated Certificate of Incorporation. [3]

3.2	By-laws. [3]

3.3	Certificate of Designation.[7]

4.1	Specimen Unit Certificate. [3]

4.2	Specimen Common Stock Certificate. [3]

4.3	Specimen Warrant Certificate. [3]

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. [2]

4.5	Form of Unit Purchase Option to be granted to Representative. [2]

4.6	Investor Rights Agreement. [8]

4.7	Registration Rights Agreement. [8]

4.8	Purchased Warrant. [8]

10.1	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Theodore S. Green. [4]

10.2	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Malcolm Bird. [4]

10.3	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and Jonathan F. Miller. [4]

10.4	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and John W. Hyde. [2]

10.5	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Sara Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.6	Form of Letter Agreement among the Registrant, Pali Capital, Inc., the Blair Green 2007 GST Trust and Jeffrey Bolson, as Trustee. [2]

10.7	Form of Letter Agreement among the Registrant, Pali Capital, Inc. and the John W. Hyde Living Trust. [2]

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. [4]

10.9	Form of Securities Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. [3]

10.10	Form of Administrative Service Agreement among Theodore S. Green, Malcolm Bird and the Registrant. [3]

10.11	Promissory Note issued to Theodore S. Green. [3]

10.12	Form of Registration Rights Agreement among the Registrant and the Stockholders. [3]

10.13	Private Placement Purchase Agreement between the Registrant and Theodore S. Green. [4]

10.14	Private Placement Purchase Agreement between the Registrant and Malcolm Bird. [4]

10.15	Private Placement Purchase Agreement between the Registrant and Jonathan F. Miller.[5]

10.16	Private Placement Purchase Agreement between the Registrant and the John W. Hyde Living Trust.[5]

10.17	Form of Agreement between Theodore S. Green and Malcolm Bird.[5]

10.18	Share Exchange Agreement.[6]

10.19	First Amendment to Share Exchange Agreement.[7]

10.20	Securities Purchase Agreement. [8]

14.1	Form of Code of Ethics. [4]

16.1	Letter of AJ. Robins, P.C. dated December 8, 2009 (9)

21	List of subsidiaries.*

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Form of Audit Committee Charter. [3]

99.2	Form of Nominating Committee Charter. [3]

99.3	Form of Compensation Committee Charter.[3]

*	Filed with the Original 10-K

**	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on October 12, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on September 11, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-143856) ) filed with the SEC on June 18, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on July 27, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-143856)) filed with the SEC on October 10, 2007.

(6)	Incorporated by reference to Annex A-1 to the Registrant’s Final Proxy Statement, filed with the SEC on October 5, 2009.

(7)	Incorporated by reference to Annex A-2 to the Registrant’s Final Proxy Statement, filed with the SEC on October 5, 2009.

(8)	Incorporated by reference to the corresponding exhibit to Current Report on Form 8-K filed with the SEC on January 19, 2010.

(9)	Incorporated by reference to the corresponding exhibit to Current Report on Form 8-K filed with the SEC on December 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010	By:	/s/ Zheng Cheng
By: Zheng Cheng
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2010	By:	/s/ Zheng Cheng
	Name:	Zheng Cheng
	Title:	Chief Executive Officer and Chairman

Date: April 30, 2010	By:	/s/ Jacky Lam
	Name:	Jacky Lam
	Title:	Chief Financial Officer

Date: April 30, 2010	By:	/s/ George Zhou
	Name:	George Zhou
	Title:	Director

Date: April 30, 2010	By:	/s/ Marco Kung
	Name:	Marco Kung
	Title:	Director

Date: April 30, 2010	By:	/s/ Yingshou Huang
	Name:	Yingshou Huang
	Title:	Director

Date: April 30, 2010	By:	/s/ Dorothy Dong
	Name:	Dorothy Dong
	Title:	Director