Form 10-Q
period 2010-03-31
China MediaExpress Holdings, Inc.
filed 2010-05-14
CIK 1399067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 001-33746

CHINA MEDIAEXPRESS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8951489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2805, Central Plaza, Wanchai, Hong Kong
(Address of Principal Executive Offices including zip code)

+852 2827 6100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

As of May 5, 2010, 33,290,452 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

Part I
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of United States ("U.S.") dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$114,396	$57,151
Accounts receivable	18,805	12,569
Prepaid expenses and other current assets	1,929	251
Total current assets	$135,130	$69,971
Non-current Assets:
Property and equipment, net	$11,525	$11,065
Long term prepayment	7,051	-
Deferred tax assets	3,605	1,943
Total non-current assets	$22,181	$13,008
Total assets	$157,311	$82,979
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,571	$2,179
Amounts due to related parties	3,364	13,315
Payables for acquisitions of equipment	1,579	2,071
Income tax payable	8,333	5,765
Accrued expenses and other current liabilities	4,992	4,144
Accrued concession fees - current	1,809	1,134
Total current liabilities	$22,648	$28,608
Non-current Liabilities:
Accrued concession fees - non-current	12,610	6,639
Total non-current liabilities	$12,610	$6,639
Total liabilities	$35,258	$35,247
Commitment
Shareholders' equity
Common shares ($0.001 par value:
40,000,000 shares authorized; 24,859,368 and
33,275,517 shares issued and outstanding as of
December 31, 2009 and March 31, 2010, respectively)	$33	$24
Preferred Shares ($0.001 par value:
1,000,000 shares authorized; 0 and
1,000,000 shares issued and outstanding as of
December 31, 2009 and March 31, 2010, respectively)	22,095	-
Additional paid-in capital	62,781	1,960
Subscription receivable from shareholders	-	(3,350)
Accumulated other comprehensive income	1,382	1,346
Statutory reserve	8,834	8,834
Retained earnings	26,928	38,918
Total shareholders' equity	$122,053	$47,732
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,311	$82,979
The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue, net	$44,525	$18,769
Cost of revenue	(17,931)	(7,133)
Gross profit	26,594	11,636

Selling expenses	(1,756)	(265)
Administrative expenses	(597)	(836)
Total operating expenses	(2,353)	(1,101)
Income from operations	24,241	10,535
Interest income	61	22
Income before income tax expense	24,302	10,557
Income tax expense	(6,160)	(3,102)
Net income	$18,142	$7,455
Deemed dividend on convertible preferred shares	(9,242)	-

Income attributable to holders of common shares	$8,900	$7,455

Earnings per share:
Basic	$0.28	$0.36

Diluted	$0.27	$0.36

Weighted average number of shares used in calculating:
Basic	31,275,245	20,915,000

Diluted	33,499,826	20,915,000

The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,142	$7,455
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	930	760
Amortization of long term prepayment	142	-
Deferred tax	(1,660)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(6,245)	(1,223)
Prepaid expenses and other current assets	(9,103)	24
Accounts payable	393	217
Amounts due to related parties	49	307
Income tax payable	2,563	628
Accrued expenses and other current liabilities	1,082	79
Accrued concession fees	6,653	295
Accrued severance payment	-	35
Net cash provided by operating activities	$12,946	$8,495
Cash flows used in investing activities:
Acquisitions of property and equipment, net of related payables	$(1,875)	$(456)

Cash flows from/(used in) financing activities:
Dividend paid to shareholders	$-	$(17,555)
Exercise of warrants	47,616	-
Issuance of preferred shares and warrants	30,000	-
Payment of additional consideration in relation to the Share Exchange	(20,890)	-
Repayment of promissory note in connection with Share Exchange	(10,000)	-
Transaction cost paid for issuance of preferred shares and warrants	(583)	-
Net cash from/(used in) financing activities	$46,143	$(17,555)
Effect of foreign currency translation adjustments on cash	$31	$(65)
Net increase (decrease) in cash	$57,245	$(9,581)
Cash at the beginning of the period	57,151	29,997
Cash at the end of the period	$114,396	$20,416

Supplemental disclosure of cash flow information:
Income taxes paid	$5,259	$2,560
Interest paid	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend on convertible preferred shares	$9,242	-

Acquisitions of property and equipment included in accrued
liabilities	$1,579	$526

The accompanying notes are an integral part of these condensed consolidated financial information

CHINA MEDIAEXPRESS HOLDING, INC.
(Amounts in thousands of U.S. dollars ("$'000), except number of shares and per share amounts and unless otherwise stated)
(Unaudited)

Note 1     BASIS OF PRESENTATION

Hong Kong Mandefu Holding Limited ("HKMDF") and China MediaExpress Holdings, Inc. (the "Company") entered into a Share Exchange Agreement on May 1, 2009, as amended on September 30, 2009 (the "Share Exchange") under which the Company acquired all of the issued and outstanding shares of HKMDF in exchange for:

i)	The issuance of 20,915,000 newly issued common shares of the Company to the shareholders of HKMDF (the "Sellers");
ii)	The payment of $10,000 to the Sellers in three years. These promissory notes are non-interest bearing;
iii)
The issuance of up to 15,000,000 common shares of the Company ("Earn-out Shares") to the Sellers if certain performance targets as calculated based on the terms as stipulated in the Share Exchange Agreement are met in fiscal 2009, 2010 and 2011 and

iv)	The payment of up to $20,890 of cash proceeds from the exercise of the Company's publicly held warrants to the Sellers to the extent a sufficient number of these warrants are exercised.

The Share Exchange was approved at the Company's special meeting of shareholders on October 15, 2009. As explained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010, the accompanying consolidated financial statements for periods prior to the consummation of the Share Exchange are those of HKMDF and its subsidiary and variable interest entity, except the equity section.

The promissory notes of $10,000 as part of the Share Exchange were accounted for as a distribution to shareholders and the payable was fully repaid in February 2010.

The Earn-out Shares in relation to the fiscal year 2009 will be issued and distributed in the second quarter of fiscal year 2010 as the Company achieved the performance target as stipulated in the Share Exchange Agreement for the year ended December 31, 2009.

During the three months ended March 31, 2010, a sufficient number of Public Warrants (see Note 9) were exercised and $20,890 was paid to the Sellers, and this payment was accounted for as a distribution to shareholders.

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The condensed consolidated financial information of the Company have been prepared in accordance with the accounting principles generally accepted in the U.S. ("U.S. GAAP"). These condensed consolidated financial information should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "2009 Form 10-K").

The accompanying unaudited condensed consolidated financial information include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The interim period results and cash flows reported in these condensed consolidated financial information should not be taken as indicative of results or cash flows that may be expected for the entire year.

(b)	Use of estimates

The preparation of condensed consolidated financial information in conformity with U.S. GAAP requires the Group's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial information and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, management reviews its estimates, including those related to useful lives and residual values of long-lived assets, the recoverability of the carrying values of long-lived assets, increment rate of concession fees and valuation allowance for deferred tax assets.  Changes in facts and circumstances may result in revised estimates.

(c)	Long term prepayments

The Group signed framework agreements with some media companies to acquire the exclusive operating right to operate television screens on the inter-city or airport express buses in different cities and region in China. A lump sum concession fee is required to be paid to these media companies who have exclusive agreements with the bus operators, and the amount will be amortized to the profit or loss in accordance with the terms of the contracts.  The portion of the prepaid media costs that will be amortized within one year is classified as current assets, and the portion that will not be amortized over one year is classified as non-current assets.

(d)	Income taxes

Income taxes related to ordinary income for interim periods are computed at an estimated annual effective tax rate and the income taxes related to all other items are individually computed and recognized when the items occur. The estimated effective tax rate is used in providing for income taxes on a current year-to-date basis.

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

(e)	Earnings per share

Basic earnings per share are computed by dividing net income of the Company by the weighted average number of ordinary shares outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

For the purpose of calculating earnings per share for the three months ended March 31, 2009, the number of ordinary shares outstanding is determined on the basis of HKMDF's historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange.

(f)	Preferred Shares and Warrants

Convertible preferred shares and warrants issued during the three months ended March 31, 2010 are classified as equity (see Note 4)

(g)	Comprehensive Income (loss)

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

For the three months ended March 31, 2009 and 2010, comprehensive income of the Group were 7,390 and 18,178, respectively.

Note 3   RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2010-13, Compensation – Stock Compensation (Topic 718); Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The objective of this ASU is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. GAAP do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 4   STARR SECURITIES PURCHASE AGREEMENT

On January 12, 2010, the Company entered into a securities purchase agreement with Starr Investments Cayman II, Inc. ("Starr").  Under this agreement, Starr purchased from the Company 1,000,000 shares of Series A Convertible Preferred Stock with par value US$0.001 (the "Preferred Shares"), and warrants (the "Starr Warrants") to purchase 1,545,455 shares of the common shares of the Company, for an aggregate purchase price of $30,000. Concurrently, certain shareholders of the Company transferred 150,000 common shares to Starr for no additional cash consideration (the "Transferred Shares").  The $30,000 consideration received from Starr has been allocated to the Preferred Shares, Starr Warrants and Transferred Shares on a relative fair value basis.

The Transferred Shares have been accounted for as deemed contribution from shareholders.

The holder of the Preferred Shares have various rights and preferences as follows:

Conversion
Each Preferred Share is convertible into three common shares of the Company at the discretion of the holder anytime and shall be automatically converted into common shares of the Company upon the earliest of the following to occur: (1) the fourth year anniversary of the original issuance date of the Preferred Shares, (2) the Company’s market capitalization is at least US$ 1.2 billion, or (3) the closing price of the Company’s common shares has been at least $25 for a period of 20 consecutive trading days over any 30 consecutive trading days.

Liquidation
(a)           Voluntary or Involuntary Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Preferred Stock shall be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock any any other class or series of capital stock that ranks junior to the Preferred Stock, an amount (the “Liquidation Preference”) equal to the greater of (1) the sum of $30 per share and (2) the per share amount of all cash, securities and other property (such securities or other property having a value equal to its fair market value as reasonably determined by the board of directors of the Company) to be distributed in respect of common stock such holder would have been entitled to receive had it converted such Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

(b)           Partial Payment. If in connection with any distribution described in above the assets of the Company or proceeds thereof are not sufficient to pay the Liquidation Preference in full to all holders of Preferred Stock, the amounts paid to the holders of Preferred Stock shall be paid pro rata in accordance with the respective aggregate Liquidation Preferences of the holders of Series A Preferred Stock.

Anti-dilution provision
In the event the number of common shares of shall be increased by a subdividsion of the outstanding common shares, stock dividends, stock distribution, recapitalization or similar event, the conversion price of the Preferred Stock ("Conversion Price") shall be proportionately decreased. In the event the number of common shares shall be decreased by a combination of the outstanding common shares, the Conversion Price then in effect immediately before the combination shall be proportionately increased.

Voting rights
Each holder of Preferred Shares shall have the right to one vote for each common share into which such Preferred Shares could be converted, with full voting rights and powers equal to the voting rights and powers of holders of common shares.

Dividends rights
The Preferred Shares are not entitled to any dividend.

Redemption
There is no redemption rights for the Preferred Shares holders.

The difference between the effective conversion price of the Preferred Shares and the fair value of the Company's common shares as of the date of the agreement of $9,242 is accounted for as deemed dividend to the Preferred Shares holder.

The Starr Warrants are exercisable until the earlier of the fifth year anniversary of the original issuance date of the Starr Warrants and the date of redemption of the Starr Warrants.  The exercise price for the Starr Warrants is $6.47 per share.  The Company may redeem the Starr Warrants at $0.01 per warrant if the last sales price of the Company's common share has been at least $14 per share for a period of 20 consecutive trading days over any 30 consecutive trading days.

During the 6-month period following the closing, no transfer by Starr of shares of Preferred Shares, common shares issued upon conversion of Preferred Shares, Warrants and common shares issued upon exercise of its Warrants and the 150,000 common shares transferred from certain shareholders of the Company (other than to Starr's permitted transferees or pursuant to certain other customary exception).

Note 5   EARNINGS PER SHARE

Earnings per share for the period prior to the Share Exchange have been restated to effect the Share Exchange.  For the purpose of calculating earnings per share for the prior period presented, the number of ordinary shares outstanding is determined on the basis of HKMDF's historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange Agreement.

The calculations of basic earnings per share are computed as follows:

	Three months ended March 31
	2010	2009
Numerator:

Net income	$18,142	$7,455
Less: deemed dividend on convertible preferred shares	(9,242)	-

Net income used for basic and diluted earnings per share	8,900	$7,455

Denominator:
Denominator for basic earnings per share
- Weighted-average ordinary shares outstanding during the period	31,275,245	20,915,000
Effect of dilutive securities:

- Warrants	1,224,204	-
- Pali Options	377	-
- Earn-out Shares for fiscal year 2009	1,000,000	-

Denominator used for diluted earnings per share	33,499,826	20,915,000

Basic earnings per share	$0.28	$0.36

Diluted earnings per share	$0.27	$0.36

 The impact of Earn-out Shares for fiscal year 2009 was included in the calculation of the diluted earnings per share as the Company achieved the performance target for fiscal year 2009 as stipulated in the Share Exchange Agreement.  The Earn-out Shares for fiscal year 2009 will be issued in the second quarter of fiscal year 2010.

The 1,000,000 Preferred Shares were excluded in the computation of diluted earnings per share for the three months ended March 31, 2010 as their effects were anti-dilutive.

Note 6   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	March 31,	December 31,
	2010	2009
Buildings	$229	$228
Electronic and office equipment	116	105
Motor vehicles	190	190
Display network equipment	20,643	19,259
Sub-total	$21,178	$19,782
Less: accumulated depreciation	(9,653)	(8,717)
Total	$11,525	$11,065

Depreciation expense was $760 and $930 for the three months ended March 31, 2009 and 2010, respectively.

Note 7    CAPITAL STRUCTURE

Common Shares

During the three months ended March 31, 2010, 8,050,577 common shares were issued as a result of the exercises of Public Warrants (see Note 9 below) and 365,572 common shares were issued as a result of the exercises of Insider Warrants (see Note 9 below).

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares of par value of $0.001 each, with such designations, voting and other rights and preference as may be determined from time to time by the board of directors of the Company.

As stated in Note 4, on January 12, 2010, the Company entered into a securities purchase agreement with Starr and the Company issued 1,000,000 Preferred Shares and Starr Warrants to purchase 1,545,455 shares of the common shares of the Company for a consideration of $30,000.

Note 8    DIVIDENDS

On February 5, 2009, the board of directors of HKMDF approved and paid a dividend of $17,570 (equivalent to RMB120 million) or $1,757 per share (before the effect of Share Exchange) payable to Cheng Zheng, the sole shareholder of HKMDF at the date of dividend declaration.

Note 9    WARRANTS

Public Warrants

On October 17, 2007 (“IPO Date”), the date that the Company completed its initial public offering (“IPO”), the Company sold 10,255,000 units in the IPO at a price of $8.00 per unit.  Each unit consists of one share of the Company's common share and one redeemable common stock purchase warrant ("Public Warrant(s)").  Each Public Warrant will entitle the holder to purchase from the Company one share of common share at an exercise price of $5.50 commencing on the later of the completion of a business combination and one year from IPO Date and expires four years from IPO Date.

The Company announced the redemption of all the public warrants on December 29, 2009 and extinguished all the outstanding Public Warrants at a price of $0.01 per warrants after January 29, 2010.

During the three months ended March 31, 2010:

i)	8,050,577 Public Warrants were exercised and converted into common shares of the Company
ii)	27,718 Public Warrants were redeemed by the Company at $0.01 as at January 29, 2010

As a result, no Public Warrants were outstanding as of March 31, 2010.

No Public Warrants were exercised during the three months ended March 31, 2009.

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

During the three months ended March 31, 2010, 604,656 Insider Warrants were exercised and converted into 365,572 common shares, while no Insider Warrants were exercised during the three months ended March 31, 2009.. During the three months ended March 31, 2009 and 2010, none of the Insider Warrants were forfeited.

Starr Warrants

Pursuant to the agreement with Starr, the Company issued 1,545,455 Starr Warrants (see Note 4).

Note 10    COMMITMENTS

(a)	Lease commitments

The Group has entered into certain leasing arrangements relating to office premises that are classified as operating leases.

Future minimum lease payments for non-cancellable operating leases during the remained of the fiscal year ending December 31, 2010 and over the next fiscal year are as follows:

April 1, 2010 to December 31, 2010	$58
2011	5
$63

Total rental expenses were approximately $53 and $26 during the three months ended March 31, 2009 and 2010, respectively, and were charged to the consolidated statements of operations.

(b)	Concession fees

The Group has entered into concession right agreements with passenger bus operators.  The contract terms of such concession rights range from five years to eight years.

Future minimum concession fee payments under non-cancelable concession right agreements during the remained of the fiscal year ending December 31, 2010 and over the next five fiscal years are as follows:

April 1, 2010 to December 31, 2010	$23,589
2011	34,953
2012	25,636
2013	18,593
2014	14,206
2015	438
$117,415

There were no material capital commitments as at March 31, 2010.

Note 11       SEGMENT REPORTING

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

Although the Group operates in multiple cities in the PRC which include Fujian, Beijing Shanghai, Guangzhou, Tianjin, Chengdu and other cities, the chief operating decision maker evaluates the Group's performance as a single reportable segment and thus the Group believes it operates in one segment as it provide services to customers irrespective of their locations.

Major customers

In the three months ended March 31, 2009 and 2010, there were no single customers that contributed for 10% or more of the Group's revenue.

Note 12     RELATED PARTY TRANSACTIONS

Other than the dividends paid as described in Note 9, the Group has the following transactions and balances with its related parties.

Related parties balances
	March 31,	December 31,
	2010	2009

Amounts due to:
Cheng Zheng (Note a)	$3,364	$6,515
Thousand Space Holdings Limited (Note b)	-	6,800
	$3,364	$13,315

Notes:

(a)
The amount as of December 31, 2009 included a promissory note of $3,200, which was unsecured, non-interest bearing and repayable in 3 years.  The promissory note was fully repaid during the three months ended March 31, 2010.

The remaining amount as of December 31, 2009 and the amount as of March 31, 2010 were unsecured, non-interest bearing and repayable on demand.

(b)
Thousand Space Holdings Limited was one of the shareholders of HKMDF prior to the Share Exchange, and is a shareholder of the Company after the Share Exchange.  The amount as of December 31, 2009 represented a promissory note of $6,800, which was unsecured, non-interest bearing and repayable in 3 years.  The promissory note was fully repaid during the three months ended March 31, 2010.

ITEM 2                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and footnotes thereto contained in this report.

Forward Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements include, but are not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statements. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report as to “we,” “us” or “our Company” refer to China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.).

Overview

The Company, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’s majority shareholder, operates the largest television advertising network on inter-city express buses in China.  Our operations in general and similar connotations, refer to Fujian Fenzhong, an entity which is controlled by the Company through contractual agreements and which operates the advertising network. While we have no direct equity ownership in Fujian Fenzhong, through the contractual agreements we receive the economic benefits of Fujian Fenzhong’s operations.  We generate revenues by selling advertising on its network of television displays installed on inter-city express buses in China.

CME’s extensive and growing network covers inter-city express bus services originating in China’s most prosperous regions. As of March 31, 2010, our network covered inter-city express bus services originating in fourteen regions, including the five municipalities of Beijing, Shanghai, Tianjin, Guangzhou and Chongqing and nine economically prosperous provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Anhui, Hubei, Hebei, Shandong and Shanxi. These fourteen regions in aggregate generated over half of China’s gross domestic product, or GDP. CME’s network is capable of reaching a substantial and growing audience. Many of the cities connected in our network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China. As of March 31, 2010, our network covered all transportation hubs designated by the Ministry of Transport, and we expect to further increase this percentage as it continues to expand the geographic coverage of its network. In addition to major transportation hubs, the network also covers small to medium-sized cities in China, some of which rely on highway transportation as the primary transportation option for connection outside these cities.

Fujian Fenzhong has entered into long-term framework agreements with 54 bus operator partners for terms ranging from three to eight years. Pursuant to these agreements, we pays the bus operators concession fees for the right to install its displays and automated control systems inside their buses and display entertainment content and advertisements. CME’s entertainment content is provided by third parties and advertisements provided by its clients. CME obtains a wide range of free entertainment content from Fujian SouthEastern Television Channel and Hunan Satellite Television each month and purchases a limited amount of copyrighted programs from time to time.

In October 2007, Fujian Fenzhong entered into a five-year cooperation agreement with an entity affiliated with the Ministry of Transport of the People’s Republic of China to be the sole strategic alliance partner in the establishment of a nationwide in-vehicle television system that displays copyrighted programs on buses traveling on highways in China. The cooperation agreement also gave CME exclusive rights to display advertisements on the system. In November 2007, this entity issued a notice regarding the facilitation of implementation of the system contemplated under the cooperation agreement to municipalities, provinces and transportation enterprises in China. CME believes its status as the sole strategic alliance partner designated by an entity affiliated with the Ministry of Transport and the exclusive rights to display advertisements on the system has facilitated its historical expansion and is expected to continue to provide them with a competitive advantage in the future.

We believe our network is a highly effective advertising medium. The network is capable of reaching audiences on inter-city express buses while they remain in a comfortable and enclosed environment with minimal distraction. The majority of the inter-city express buses within the network are equipped with leather seats and air-conditioning, providing a comfortable environment which makes the audiences more receptive to the content displayed on CME’s network. Inter-city travel in China typically takes a number of hours. Audiences are therefore exposed to the content displayed on its advertising platform for a significantly longer period of time than on shorter-distance travel. In addition, our patented automated control systems ensure that the programs and advertisements are displayed continuously throughout the journey.

CME has grown significantly since it commenced its advertising services business in November 2003. During the year ended December 31, 2009, more than 400 advertisers had purchased advertising time on CME’s network either through advertising agents or directly from CME. Some of these clients have purchased advertising time from CME for more than three years, including Hitachi, China Telecom, Toyota, Siemens and China Pacific Life Insurance. CME has attracted several well-known international and national brands to its advertising network, including Coca Cola, Pepsi, Wahaha, Siemens, Hitachi, China Telecom, China Mobile, China Post, Toyota, Bank of China and China Pacific Life Insurance. For the years ended December 31, 2007, 2008 and 2009, CME generated total net revenues of $25.8 million, $63.0 million and $96.0 million, respectively. During the same periods, CME had net income of $7.0 million, $26.4 million and $41.7 million, respectively.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009

Results of Operations

Three months ended March 31, 2010 Compared to Three months ended March 31, 2009

Net revenues.  CME’s sales, net of business tax and related surcharges increased to $44.5 million for the three months ended March 31, 2010 from $18.8 million for the three months ended March 31, 2009. The increase was primarily attributable to the increased total amount of advertising time that CME sold, an increase in average rates per second, increase in CME’s advertising base, expansion of the geographic coverage of CME’s network, increase in the portion of the direct sales to the advertisers, additional revenue generated from the embedded advertisement which was displayed during the broadcasting of the content for the three months ended March 31, 2010.  In addition, CME started to separate out the airport express buses from the original inter-cities buses and sold the timeslots and the embedded advertisement separately to the advertisers and agencies in the first quarter of 2010.  For the three months ended March 31, 2010, CME covers Beijing, Fuzhou, Guangzhou, Qingdao airports in the PRC.  The charge rates for these airport express buses route were higher than those inter-cities buses, which partially contributes to the increase in CME’s sales.  The net revenue generated from the airport express buses for the three months ended March 31, 2010 was approximately $7.0 million.

Cost of sales.  CME’s cost of sales increased to $17.9 million for the three months ended March 31, 2010 from $7.1 million for the three months ended March 31, 2009 due to the following reasons:

Concession fees.  Concession fees charged by inter-city express bus operators increased to $14.3 million for the three months ended March 31, 2010 from $5.3 million for the three months ended March 31, 2009. The increase was attributable to the increase in the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the three months ended March 31, 2010, an increase in the number of inter-city express buses carrying CME’s network as a result of the increase in number of buses operators that signed contracts with CME and the amortization of lump sum prepayment to the media company in order to obtain the operating right of some buses route.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $0.9 million for the three months ended March 31, 2010 from $0.8 million for the three months ended March 31, 2009. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses in the CME’s networks.

            Business tax.  Business tax increased to $1.7 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009. The increase was primarily attributable to business taxes arising from consulting services Fujian Express provided to Fujian Fenzhong in the three months ended March 31, 2010.

Production cost for embedded advertisement.  Production costs increased to $0.3 million for the three months ended March 31, 2010 from nil for the three months ended March 31, 2009 as CME started to produce the embedded advertisements inside the content.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $26.6 million for the three months ended March 31, 2010 from $11.6 million for the three months ended March 31, 2009. CME’s gross profit margin for the three months ended March 31, 2010 was 59.7% compared to the gross profit margin of 62.0% for the three months ended March 31, 2009.

Operating expenses.  CME’s operating expenses increased to $2.4 million for the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009 due to the following reasons:

Selling expenses.  Selling expenses were $1.8 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  The majority of selling expenses consisted of the salary and staff welfare of the sales force and the promotion expenses. There were no significant differences in the size of the sales force for the three months ended March 31, 2010 and 2009. The significant increase of the selling expenses is mainly a result of the addition of commissions expense added during the current quarter.  Starting July 1, 2009 the Company began paying commissions to the sales people, which is calculated based upon a percentage of the monthly advertising revenue. Salaries, commission and welfare expenses increased to $1.6 million for the three months ended March 31, 2010, from $0.2 million for the three months ended March 31, 2009.  Promotion expenses increased to $0.2 million for the three months ended March 31, 2010, from $0.1 million for the three months ended March 31, 2009.

General and administrative expenses.  General and administrative expenses decreased by 29% to $0.6 million for the three months ended March 31, 2010 from $0.8 million for the three months ended March 31, 2009. The decrease was primarily attributable to the decrease of professional fees.

Operating income.  As a result of the foregoing, CME’s operating income increased by 130% to $24.2 million for the three months ended March 31, 2010 from $10.5 million for the three months ended March 31, 2009.

Interest income.  CME’s interest income increased by 177% to $61,000 for the three months ended March 31, 2010 from $22,000 for the three months ended March 31, 2009, primarily as a result of higher interest rate from the bank deposit.

Income tax expenses.  CME’s income tax expenses increased by 98.6% to $6.2 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. The increase was primarily attributable to the increase in income before income taxes, which were partially offset by the recognition of the deferred tax credit of $1.7 million in relationship to the accrued concession fee for the three months ended March 31, 2010.

Net income.  As a result of the foregoing, CME’s net income increased by 143% to $18.1 million for the three months ended March 31, 2010 from $7.5 million for the three months ended March 31, 2009. CME’s net profit margin increased to 40.7% for the three months ended March 31, 2010 from 39.7% for the three months ended March 31, 2009, primarily attributable to an increase in gross profit in the three months ended March 31, 2010.

Liquidity and capital resources.

As of March 31, 2010, CME had net cash of $114.4 million. CME’s cash primarily consists of cash on hand and cash deposited in banks and interest-bearing savings accounts. CME’s liquidity requirements primarily include cash required to install its equipment and control systems on the inter-city express buses carrying its network, concession fees payable to the inter-city express bus operators participating in its network and its working capital needs.

For the three months ended March 31, 2010 and December 31, 2009, CME has financed its liquidity needs primarily through cash flows from operating activities and capital financing from the preferred shares and warrants from the Starr.

            As of March 31, 2010 and December 31, 2009, CME’s accounts receivable, one of the principal components of CME’s current assets, were $18.8 million and $12.6 million, respectively. CME’s accounts receivable relate to advertising fees payable by its clients. CME expects its accounts receivable to increase as it continues to grow its business. CME intends to maintain its current policies for collections of accounts receivable, which provide a 30-60-day credit period following the month in which the advertisements are displayed. CME mitigates its collection risk by evaluating the creditworthiness of its clients and monitoring outstanding balances payable by its clients. In addition, as of March 31, 2010 and December 31, 2009, CME’s accounts payable, one of the principal components of its current liabilities, were $2.6 million and $2.2 million, respectively. CME’s accounts payable relate to concession fees payable to the inter-city express bus operators participating in CME’s networks. CME expects its accounts payable to increase as the number of inter-city express buses carrying its network increases. CME settles such concession fees on a monthly basis based on the actual number of buses carrying its network in the preceding month. Moreover, as of March 31, 2010 and December 31, 2009, CME’s accrued liabilities for the purchase of property, plant and equipment were $1.6 million and $2.1 million, respectively. Such liabilities relate to CME’s purchase of equipment and control systems.  CME believes the cash it generates from its customers, will be sufficient to fund its expansions and payment obligations to the inter-city express bus operators and CME’s equipment supplier.

CME believes that its existing cash resources, the anticipated cash flows from operating activities, will be sufficient to meet both its short-term and long-term liquidity needs, including capital expenditure requirements to achieve its expansion plans and the potential increase in costs as a result of becoming a public reporting company.

Net cash provided by operating activities during the three months ended March 31, 2010 increased $4.5 million compared with the prior year comparable period primarily due to:
●	significant increase in net income;
●	increased in accrued concession fees due to increase in bus lines; partially offset by
●	increase in deferred tax
●	increase in accounts receivable

Net cash used in investing activities during the three months ended March 31, 2010 increased $1.4 million compared with the prior year comparable period primarily due to increase in capital expenditures for business expansion.

Net cash provided by financing activities of $46.1 million was noted during the three months ended March 31, 2010 while it was net cash used in financing activities of $17.6 million during the prior year comparable period primarily due to:
●	no dividend paid out in the current period comparing to $17.6 million dividend payment in the prior year comparable period;
●	$47.6 million cash from exercises of warrants; and
●	$30 million cash from issuance of preferred shares and warrants; offset by
●	$30,890 cash paid in relation to the Share Exchange

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

All of CME’s revenue, and majority of costs and expenses are denominated in Reminbi, or RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the  United States dollar, or U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

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

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While CME may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and CME may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

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

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company and its subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4T.               CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	Removed and reserved

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)          Exhibits:

31.1        Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010
CHINA MEDIAEXPRESS HOLDINGS, INC.

By:	/s/ Cheng Zheng
Name: Cheng Zheng
Title: Chairman Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.