Form 10-Q
period 2010-06-30
China MediaExpress Holdings, Inc.
filed 2010-08-13
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______ .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes  No  *The registrant has not yet been phased into the interactive data requirements.Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

As of August 11, 2010, 33,290,552 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States (“U.S.”) dollars (“$’000”), except number of shares and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$139,321	$57,151
Accounts receivable	20,664	12,569
Prepaid expenses and other current assets	3,372	251
Total current assets	$163,357	$69,971
Non-current Assets:
Property and equipment, net	$12,018	$11,065
Long term prepayment	10,093	-
Deferred tax assets	3,187	1,943
Total non-current assets	$25,298	$13,008
Total assets	$188,655	$82,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,839	$2,179
Amounts due to related parties	3,382	13,315
Payables for acquisitions of equipment	2,250	2,071
Income tax payable	9,980	5,765
Accrued expenses and other current liabilities	6,505	4,144
Accrued concession fees - current	2,357	1,134
Total current liabilities	$27,313	$28,608
Non-current Liability:
Accrued concession fees - non-current	$10,392	$6,639
Total non-current liability	$10,392	$6,639
Total liabilities	$37,705	$35,247
Commitment
Shareholders’ equity
Common shares ($0.001 par value:
40,000,000 shares authorized; 33,290,552 and
24,859,368 shares issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively)	$33	$24
Preferred Shares ($0.001 par value:
1,000,000 shares authorized; 1,000,000 and
0 shares issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively;
liquidation value: $30,000 of June 30, 2010)	22,095	-
Additional paid-in capital	62,781	1,960
Subscription receivable from shareholders	-	(3,350)
Accumulated other comprehensive income	1,775	1,346
Statutory reserve	8,834	8,834
Retained earnings	55,432	38,918
Total shareholders’ equity	$150,950	$47,732
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,655	$82,979

The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. dollars (“$’000”), except number of shares and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue, net	$53,511	$19,092	$98,036	$37,861
Cost of revenue	(11,398)	(7,229)	(29,329)	(14,362)
Gross profit	42,113	11,863	68,707	23,499

Selling expenses	(2,134)	(261)	(3,890)	(526)
Administrative expenses	(1,681)	(517)	(2,278)	(1,353)
Total operating expenses	(3,815)	(778)	(6,168)	(1,879)
Income from operations	38,298	11,085	62,539	21,620
Interest income	84	21	145	43
Income before income tax expense	38,382	11,106	62,684	21,663
Income tax expense	(9,878)	(2,825)	(16,038)	(5,927)
Net income	$28,504	$8,281	$46,646	$15,736
Deemed dividend on convertible preferred shares	-	-	(9,242)	-

Income attributable to holders of common shares	$28,504	$8,281	$37,404	$15,736
Earnings per share:
Basic	$0.86	$0.40	$1.16	$0.75

Diluted	$0.80	$0.40	$1.07	$0.75

Weighted average number of shares used in calculating:
Basic	33,290,387	20,915,000	32,288,383	20,915,000

Diluted	35,830,505	20,915,000	34,875,216	20,915,000

The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. dollars (“$’000”), except number of shares and per share amounts)

(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$46,646	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,909	1,543
Amortization of long term prepayment	762	-
Deferred tax	(1,228)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(8,666)	(1,347)
Prepaid expenses and other current assets	(14,212)	23
Accounts payable	759	235
Amounts due to related parties	-	545
Income tax payable	4,158	354
Accrued expenses and other current liabilities	2,753	77
Accrued concession fees	5,329	666
Accrued severance payment	-	35
Net cash from operating activities	$38,210	$17,692
Cash flows used in investing activities:
Acquisitions of property and equipment, net of related payables	$(2,520)	$(635)
Cash flows from (used in) financing activities:
Dividend paid to shareholders	$-	$(17,555)
Exercise of warrants	47,616	-
Issuance of preferred shares and warrants	30,000	-
Payment of additional consideration in relation to the Share Exchange	(20,890)	-
Repayment of promissory note in connection with Share Exchange	(10,000)	-
Transaction cost paid for issuance of preferred shares and warrants	(583)	-
Net cash from (used in) financing activities	$46,143	$(17,555)
Effect of foreign currency translation adjustments on cash	$337	$(62)
Net increase (decrease) in cash	$82,170	$(560)

Cash at the beginning of the period	57,151	29,997
Cash at the end of the period	$139,321	$29,437
Supplemental disclosure of cash flow information:
Income taxes paid	$13,108	$5,748
Interest paid	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend on convertible preferred shares	$9,242	-

Acquisitions of property and equipment included in accrued liabilities	$2,250	$114

The accompanying notes are an integral part of these condensed consolidated financial information

CHINA MEDIAEXPRESS HOLDING, INC.
(Amounts in thousands of U.S. dollars (“$’000”), except number of shares and per share amounts and unless otherwise stated)

(Unaudited)

NOTE1: BASIS OF PRESENTATION

Hong Kong Mandefu Holding Limited (“HKMDF”) and China MediaExpress Holdings, Inc. (the “Company” and together with its consolidated variable interest entities, the “Group”) entered into a Share Exchange Agreement on May 1, 2009, as amended on September 30, 2009 (the “Share Exchange”) under which the Company acquired all of the issued and outstanding shares of HKMDF in exchange for:

i)	The issuance of 20,915,000 newly issued common shares of the Company to the shareholders of HKMDF (the “Sellers”);

ii)	The payment of $10,000 to the Sellers in three years. These promissory notes are non-interest bearing;

iii)
The issuance of up to 15,000,000 common shares of the Company (“Earn-out Shares”) to the Sellers if certain performance targets as calculated based on the terms as stipulated in the Share Exchange Agreement are met in fiscal 2009, 2010 and 2011 and

iv)	The payment of up to $20,890 of cash proceeds from the exercise of the Company’s publicly held warrants to the Sellers to the extent a sufficient number of these warrants are exercised.

The Share Exchange was approved at the Company’s special meeting of shareholders on October 15, 2009. As explained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010, the accompanying consolidated financial statements for periods prior to the consummation of the Share Exchange are those of HKMDF and its subsidiary and variable interest entity, except the equity section.

The promissory notes of $10,000 as part of the Share Exchange were accounted for as a distribution to shareholders and the payable was fully repaid in February 2010.

The Earn-out Shares in relation to the fiscal year 2009 will be issued and distributed in the third quarter of fiscal year 2010 as the Company achieved the performance target as stipulated in the Share Exchange Agreement for the year ended December 31, 2009.

In the first quarter of 2010, a sufficient number of the public warrants were exercised and $20,890 was paid to the Sellers, and this payment was accounted for as a distribution to shareholders.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The condensed consolidated financial information of the Company have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”). These condensed consolidated financial information should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).

The accompanying unaudited condensed consolidated financial information include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim period. The interim period results and cash flows reported in these condensed consolidated financial information should not be taken as indicative of results and cash flows that may be expected for the entire year.

(b)	Use of estimates

The preparation of condensed consolidated financial information in conformity with U.S. GAAP requires the Group’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial information and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, management reviews its estimates, including those related to useful lives and residual values of long-lived assets, the recoverability of the carrying values of long-lived assets, increment rate of concession fees and valuation allowance for deferred tax assets.  Changes in facts and circumstances may result in revised estimates.

(c)	Long term prepayments

The Group signed framework agreements with some media companies to acquire the exclusive operating right to operate television screens on the inter-city or airport express buses in different cities and region in Peoples Republic of China (the “PRC”). A lump sum concession fee is required to be paid to these media companies who have exclusive agreements with the bus operators, and the amount will be amortized to the profit or loss in accordance with the terms of the contracts.  The portion of the prepaid media costs that will be amortized within one year is classified as current assets, and the portion that will not be amortized over one year is classified as non-current assets.

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

Basic earnings per share are computed by dividing net income of the Group by the weighted average number of ordinary shares outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

For the purpose of calculating earnings per share for the three and six months ended June 30, 2009, the number of ordinary shares outstanding is determined on the basis of HKMDF’s historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange.

(f)	Preferred Shares and Warrants

Convertible preferred shares and warrants issued in the first quarter of 2010 are classified as equity (see Note 4)

(g)	Comprehensive Income (loss)

Comprehensive income (loss) includes net income and foreign currency translation adjustments.  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances except for transactions resulting from investments by shareholders and distributions to shareholders and is reported in the consolidated statements of shareholders’ equity and comprehensive income.

Comprehensive income of the Group totaled $28,897 and $47,075 for the three and six months ended June 30, 2010, respectively, and $8,284 and $15,674 for the three and six months ended June 30, 2009, respectively.

NOTE 3   RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718); Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The objective of this ASU is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. GAAP do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 4   STARR SECURITIES PURCHASE AGREEMENT

On January 12, 2010, the Company entered into a securities purchase agreement with Starr Investments Cayman II, Inc. (“Starr”).  Under this agreement, Starr purchased from the Company 1,000,000 shares of Series A Convertible Preferred Stock with par value US$0.001 (the “Preferred Shares”), and warrants (the “Starr Warrants”) to purchase 1,545,455 shares of the common shares of the Company, for an aggregate purchase price of $30,000. Concurrently, certain shareholders of the Company transferred 150,000 common shares to Starr for no additional cash consideration (the “Transferred Shares”).  The $30,000 consideration received from Starr has been allocated to the Preferred Shares, Starr Warrants and Transferred Shares on a relative fair value basis.

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

Liquidation

(a)           Voluntary or Involuntary Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Preferred Stock shall be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock any other class or series of capital stock that ranks junior to the Preferred Stock, an amount (the “Liquidation Preference”) equal to the greater of (1) the sum of $30 per share and (2) the per share amount of all cash, securities and other property (such securities or other property having a value equal to its fair market value as reasonably determined by the board of directors of the Company) to be distributed in respect of common stock such holder would have been entitled to receive had it converted such Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

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

Anti-dilution provision

In the event the number of common shares of shall be increased by a subdividsion of the outstanding common shares, stock dividends, stock distribution, recapitalization or similar event, the conversion price of the Preferred Stock (“Conversion Price”) shall be proportionately decreased. In the event the number of common shares shall be decreased by a combination of the outstanding common shares, the Conversion Price then in effect immediately before the combination shall be proportionately increased.

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

Convertible preferred shares and warrants issued on January 12th, 2010.  The Company assessed the fair value of the Convertible preferred shares and warrants.  Proceeds from issuance of convertible preferred shares and warrants are allocated proportionally on their fair values. The difference between the effective conversion price of the Preferred Shares and the fair value of the Company’s common shares as of the date of the agreement of $9,242 is accounted for as deemed dividend to the Preferred Shares holder.

The Starr Warrants are exercisable until the earlier of the fifth year anniversary of the original issuance date of the Starr Warrants and the date of redemption of the Starr Warrants.  The exercise price for the Starr Warrants is $6.47 per share.  The Company may redeem the Starr Warrants at $0.01 per warrant if the last sales price of the Company’s common share has been at least $14 per share for a period of 20 consecutive trading days over any 30 consecutive trading days.

During the 6-month period following the closing, no transfer by Starr of shares of Preferred Shares, common shares issued upon conversion of Preferred Shares, Warrants and common shares issued upon exercise of its Warrants and the 150,000 common shares transferred from certain shareholders of the Company (other than to Starr’s permitted transferees or pursuant to certain other customary exception).

NOTE 5   EARNINGS PER SHARE

Earnings per share for the period prior to the Share Exchange have been restated to effect the Share Exchange.  For the purpose of calculating earnings per share for the prior period presented, the number of ordinary shares outstanding is determined on the basis of HKMDF’s historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange Agreement.

The calculations of basic and diluted earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:

Net income	$28,504	$8,281	$46,646	$15,736
Less: deemed dividend on convertible preferred shares	-	-	(9,242)	-

Net income used for basic and diluted earnings per share	$28,504	$8,281	$37,404	$15,736
Denominator:
Denominator for basic earnings per share
- Weighted-average ordinary shares outstanding during the period	33,290,387	20,915,000	32,288,383	20,915,000
Effect of dilutive securities:

- Warrants	1,540,118	-	1,586,833	-
- Earn-out Shares for fiscal year 2009	1,000,000	-	1,000,000	-
Denominator used for diluted earnings per share	35,830,505	20,915,000	34,875,216	20,915,000

Basic earnings per share	$0.86	$0.40	$1.16	$0.75
Diluted earnings per share	$0.80	$0.40	$1.07	$0.75

 The impact of Earn-out Shares for fiscal year 2009 was included in the calculation of the diluted earnings per share as the Company achieved the performance target for fiscal year 2009 as stipulated in the Share Exchange Agreement.  The Earn-out Shares for fiscal year 2009 will be issued in the third quarter of fiscal year 2010.

The 1,000,000 Preferred Shares were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2010 as their effects were anti-dilutive.

NOTE 6   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Buildings	$230	$228
Electronic and office equipment	122	105
Motor vehicles	237	190
Display network equipment	22,119	19,259
Sub-total	$22,708	$19,782
Less: accumulated depreciation	(10,690)	(8,717)
Total	$12,018	$11,065

Depreciation expense was $979 and $1,909 for the three months and six months ended June 30, 2010 respectively, and $783 and $1,543 for the three months and six months ended June 30, 2009.

NOTE 7 CAPITAL STRUCTURE

Common Shares

During the first quarter of 2010, 8,050,577 common shares were issued as a result of the exercises of Public Warrants (see Note 9 below) and 365,572 common shares were issued as a result of the exercises of Insider Warrants (see Note 9 below).

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

NOTE 9  WARRANTS

Public Warrants

On October 17, 2007 (“IPO Date”), the date that the Company completed its initial public offering (“IPO”), the Company sold 10,255,000 units in the IPO at a price of $8.00 per unit.  Each unit consists of one share of the Company’s common share and one redeemable common stock purchase warrant (“Public Warrant(s)”).  Each Public Warrant will entitle the holder to purchase from the Company one share of common share at an exercise price of $5.50 commencing on the later of the completion of a business combination and one year from IPO Date and expires four years from IPO Date.

The Company announced the redemption of all the public warrants on December 29, 2009 and extinguished all the outstanding Public Warrants at a price of $0.01 per warrants on or about January 29, 2010.

During the first quarter of 2010:

i)	8,050,577 Public Warrants were exercised and converted into common shares of the Company

ii)	27,718 Public Warrants were redeemed by the Company at $0.01 on or about January 29, 2010

As a result, no Public Warrants were outstanding as of June 30, 2010.

No Public Warrants were exercised during the three and six months ended June 30, 2009.

Insider Warrants

The Company’s initial officers and initial directors purchased a total of 2,100,000 warrants (“Insider Warrants”) at $1.00 per warrant (for an aggregate purchase price of $2,100,000) concurrently with the consummation of the IPO pursuant to a private placement agreement with the Company.  The Insider Warrants are identical to the Public Warrants except that the Insider Warrants may not be called for redemption and the Insider Warrants are exercisable on cashless basis, at the holder’s option, so long as such securities are held by such purchaser or his affiliates.

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

During the first quarter of 2010, 604,656 Insider Warrants were exercised and converted into 365,572 common shares, while no Insider Warrants were exercised during the first quarter of 2009.

During the second quarter of 2010, 25,000 insider Warrants were exercised and converted into 15,035  common shares, while no Insider Warrants were exercised during the second quarter of 2009.

Starr Warrants

Pursuant to the agreement with Starr, the Company issued 1,545,455 Starr Warrants (see Note 4).

NOTE 10 COMMITMENTS

(a)	Lease commitments

The Group has entered into certain leasing arrangements relating to office premises that are classified as operating leases.

Future minimum lease payments for non-cancellable operating leases during the remained of the fiscal year ending December 31, 2010 and over the next fiscal years are as follows:

July 1, 2010 to December 31, 2010	$81
2011	84
2012	51
2013	10
$226

Total rental expenses were approximately $109 and $135 during the three months and six months ended June 30, 2010 and $46 and $99 during the three months and six months ended June 30, 2009, respectively, and were charged to the consolidated statements of operations.

(b)	Concession fees

The Group has entered into concession right agreements with passenger bus operators.  The contract terms of such concession rights range from five years to eight years.

Future minimum concession fee payments under non-cancelable concession right agreements during the remained of the fiscal year ending December 31, 2010 and over the next seven fiscal years are as follows:

July 1, 2010 to December 31, 2010	$16,985
2011	39,065
2012	30,886
2013	24,239
2014	20,331
2015	2,982
2016	1,663
2017	637
$136,788

There were no material capital commitments as at June 30, 2010.

Note 11 SEGMENT REPORTING

The Group is engaged in the selling of advertising time slots on its advertising network of television screens placed in passenger buses traveling on the highways throughout the PRC.  The Group’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Group.

Geographic information

The Group operates in the PRC and all of the Group’s identifiable assets are located in the PRC.

Although the Group operates in multiple cities in the PRC which include Fujian, Beijing, Shanghai, Guangzhou, Tianjin, Chengdu and other cities, the chief operating decision maker evaluates the Group’s performance as a single reportable segment and thus the Group believes it operates in one segment as it provides services to customers irrespective of their locations.

Major customers

In the three and six months ended June 30, 2009 and 2010, there were no single customers that contributed for 10% or more of the Group’s revenue.

NOTE 12 RELATED PARTY TRANSACTIONS

Other than the dividends paid as described in Note 8, the Group has the following transactions and balances with its related parties.

Related parties balances

	June 30, 2010	December 31, 2009
Amounts due to:
Cheng Zheng (Note a)	$3,382	$6,515
Thousand Space Holdings Limited (Note b)	-	6,800
	$3,382	$13,315

Notes:

(a)
The amount as of December 31, 2009 included a promissory note of $3,200, which was unsecured, non-interest bearing and repayable in 3 years.  The promissory note was fully repaid in the first quarter of 2010.

The remaining amount as of December 31, 2009 and the amount as of June 30, 2010 were unsecured, non-interest bearing and repayable on demand.

(B)
Thousand Space Holdings Limited was one of the shareholders of HKMDF prior to the Share Exchange, and is a shareholder of the Company after the Share Exchange.  The amount as of December 31, 2009 represented a promissory note of $6,800, which was unsecured, non-interest bearing and repayable in 3 years.  The promissory note was fully repaid in the first quarter of 2010.

ITEM2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CME’s extensive and growing network covers inter-city express bus services originating in China’s most prosperous regions. As of June 30, 2010, our network covered inter-city express bus services originating in fourteen regions, including the four municipalities of Beijing, Shanghai, Tianjin and Chongqing and ten economically prosperous provinces, namely Guangdong, Jiangsu, Fujian, Sichuan, Anhui, Hubei, Hebei, Shandong , Shanxi and Inner Mongolia. These fifteen regions in aggregate generated over half of China’s gross domestic product, or GDP. CME’s network is capable of reaching a substantial and growing audience. Many of the cities connected in our network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China. As of June 30, 2010, our network covered all transportation hubs designated by the Ministry of Transport, and we expect to further increase this percentage as it continues to expand the geographic coverage of its network. In addition to major transportation hubs, the network also covers small to medium-sized cities in China, some of which rely on highway transportation as the primary transportation option for connection outside these cities.

Fujian Fenzhong has entered into long-term framework agreements with 61 bus operator partners for terms ranging from three to eight years. Pursuant to these agreements, we pay the bus operators concession fees for the right to install its displays and automated control systems inside their buses and display entertainment content and advertisements. CME’s entertainment content is provided by third parties and advertisements provided by its clients. CME obtains a wide range of free entertainment content from Fujian SouthEastern Television Channel and Hunan Satellite Television each month and purchases a limited amount of copyrighted programs from time to time.

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

CME has grown significantly since it commenced its advertising services business in November 2003. During the year ended December 31, 2009, more than 450 advertisers had purchased advertising time on CME’s network either through advertising agents or directly from CME. Some of these clients have purchased advertising time from CME for more than three years, including Hitachi, China Telecom, Toyota, Siemens and China Pacific Life Insurance. CME has attracted several well-known international and national brands to its advertising network, including Coca Cola, Pepsi, Wahaha, Siemens, Hitachi, China Telecom, China Mobile, China Post, Toyota, Bank of China and China Pacific Life Insurance. For the years ended December 31, 2007, 2008 and 2009, CME generated total net revenues of $25.8 million, $63.0 million and $95.9 million, respectively.  During the same periods, CME had net income of $7.0 million, $26.4 million and $41.7 million, respectively. For six months ended June 30, 2010, CME generated total net revenue and net income of $98.0 million and $37.4 million respectively.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.  After management reviewed the growth rate of concession fee based on the past trend, CME increased the growth rate of the concession fees to 15% per year, instead of the original estimate of 10% per year. Other than this, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Three months ended June 30, 2010 Compared to Three months ended June 30, 2009

Net revenues.  CME’s sales, net of business tax and related surcharges increased to $53.5 million for the three months ended June 30, 2010 from $ 19.1 million for the three months ended June 30, 2009.  The increase was primarily attributable to the increased total amount of advertising time that CME sold, an increase in average rates per second, increase in CME’s advertising base, expansion of the geographic coverage of CME’s network, increase in the portion of the direct sales to the advertisers, additional revenue generated from the embedded advertisement which was displayed during the broadcasting of the content for the three months ended June 30, 2010.  In addition, CME started to separate out the airport express buses from the original inter-cities buses and sold the timeslots and the embedded advertisement separately to the advertisers and agencies in the first quarter of 2010.  For the three months ended June 30, 2010, CME covers Beijing, Fuzhou, Guangzhou, Qingdao airports in the PRC.  The charge rates for these airport express buses route were higher than those inter-cities buses, which partially contributes to the increase in CME’s sales.  The net revenue generated from the airport express buses for the three months ended June 30, 2010 was approximately $ 13.6 million.

Cost of sales.  CME’s cost of sales increased to $11.4 million for the three months ended June 30, 2010 from $7.2 million for the three months ended June 30, 2009 due to the following reasons:

Concession fees.  Concession fees charged by inter-city express bus operators and airport express increased to $7.2 million for the three months ended June 30, 2010 from $6.2 million for the three months ended June 30, 2009. The increase was attributable to the increase in the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the three months ended June 30, 2010, an increase in the number of inter-city express buses and airport express buses carrying CME’s network as a result of the increase in number of buses operators that signed contracts with CME and the amortization of lump sum payment to the media company in order to obtain the operating right of some regions. Since first quarter of 2010, management reviewed the growth rate of concession fee,and CME increased the growth rate of the concession fees to 15% per year, instead of the original estimate of 10% per year.  For three months ended June 30, 2010 and March 31, 2010, it resulted an increase of COGS totaled 0.7M and $ 1.8M, respectively.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $1 million for the three months ended June 30, 2010 from $ 0.8 million for the three months ended June 30, 2009. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses and airport express in the CME’s networks.

Business tax.  Business tax increased to $2.0 million for the three months ended June 30, 2010 from $0.2 million for the three months ended June 30, 2009.  The increase was primarily attributable to business taxes arising from consulting services Across Express provided to Fujian Fenzhong in the three months ended June 30, 2010.

Production cost for embedded advertisement.  Production costs increased to $0.9 million for the three months ended June 30, 2010 from nil for the three months ended June 30, 2009 as CME started to produce the embedded advertisements inside the content.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $42.1 million for the three months ended June 30, 2010 from $11.9 million for the three months ended June 30, 2009. CME’s gross profit margin for the three months ended June 30, 2010 was 78.7% compared to the gross profit margin of 62.1% for the three months ended June 30, 2009.  The increase in the margin was because we enjoyed a higher margin on the airport express buses and also the higher margin from the embedded advertisement.

Operating expenses.  CME’s operating expenses increased to $3.8 million for the three months ended June 30, 2010 from $0.8 million for the three months ended June 30, 2009 due to the following reasons:

Selling expenses.  Selling expenses were $2.1 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.  The majority of selling expenses consisted of the salary and staff welfare of the sales force and the promotion expenses. The significant increase of the selling expenses is mainly a result of increasing sales staffs to meet the growing sales demand as well as the increasing sales commission.

General and administrative expenses.  General and administrative expenses increased by 225% to $1.7 million for the three months ended June 30, 2010 from $0.5 million for the three months ended June 30, 2009. The increase was primarily attributable to increase of professional fees and the compliance fee since CME became a public company on October 2009.

Operating income.  As a result of the foregoing, CME’s operating income increased by 245% to $38.3 million for the three months ended June 30, 2010 from $11.1 million for the three months ended June 30, 2009.

Interest income.  CME’s interest income increased by 300% to $84,000 for the three months ended June 30, 2010 from $21,000 for the three months ended June 30, 2009, primarily as a result of higher cash balances.

Income tax expenses.  CME’s income tax expenses increased by 250% to $9.9 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. The increase was primarily attributable to the increase in income before income taxes.

Net income.  As a result of the foregoing, CME’s net income increased by 244% to $28.5 million for the three months ended June 30, 2010 from $8.3 million for the three months ended June 30, 2009.  CME’s net profit margin increased to 53.3% for the three months ended June 30, 2010 from 43.4% for the three months ended June 30, 2009, primarily attributable to an increase in gross profit in the three months ended June 30, 2010.

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

Net revenues.  CME’s sales, net of business tax and related surcharges increased to $98.0 million for the six months ended June 30, 2010 from $37.9 million for the six months ended June 30, 2009. The increase was primarily attributable to the increased total amount of advertising time that CME sold, an increase in average rates per second, increase in CME’s advertising base, expansion of the geographic coverage of CME’s network, increase in the portion of the direct sales to the advertisers, additional revenue generated from the embedded advertisement which was displayed during the broadcasting of the content for the six months ended June 30, 2010.  In addition, CME started to separate out the airport express buses from the original inter-cities buses and sold the timeslots and the embedded advertisement separately to the advertisers and agencies in the first quarter of 2010.  For the six months ended June 30, 2010, CME covers Beijing, Fuzhou, Guangzhou, Qingdao airports in the PRC.  Fuzhou and Guangzhou airport started to generate revenue from January 2010 while Beijing and Qingdao airport started to generate revenue from March 2010.  The charge rates for these airport express buses route were higher than those inter-cities buses, which partially contributes to the increase in CME’s sales.  The net revenue generated from the airport express buses for the six months ended June 30, 2010 was approximately $ 20.1 million.

Cost of sales.  CME’s cost of sales increased to $29.3 million for the six months ended June 30, 2010 from $14.4 million for the six months ended June 30, 2009 due to the following reasons:
Concession fees.  Concession fees charged by inter-city express bus operators increased to $21.5 million for the six months ended June 30, 2010 from $11.5 million for the six months ended June 30, 2009.  The increase was attributable to the increase in the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the three months ended June 30, 2010, an increase in the number of inter-city express buses and airport express carrying CME’s network as a result of the increase in number of buses operators that signed contracts with CME and the amortization of lump sum payment to the media company in order to obtain the operating right of some buses route.  Since first quarter of 2010, management reviewed the growth rate of concession fee and CME increased the growth rate of the concession fees to 15% per year, instead of the original estimate of 10% per year. For six months ended June 30, 2010, it resulted an increase of COGS totaled $2.5M.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $1.9 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses and airport express in the CME’s networks.

Business tax.  Business tax increased to $3.7 million for the six months ended June 30, 2010 from $ 1.2 million for the six months ended June 30, 2009. The increase was primarily attributable to business taxes arising from consulting services Fujian Express provided to Fujian Fenzhong in the six months ended June 30, 2010.

Production cost for embedded advertisement.  Production costs increased to $1.8 million for the six months ended June 30, 2010 from nil for the six months ended June 30, 2009 as CME started to produce the embedded advertisements inside the content.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $68.7 million for the six months ended June 30, 2010 from $23.5 million for the six months ended June 30, 2009. CME’s gross profit margin for the six months ended June 30, 2010 was 70.1% compared to the gross profit margin of 62.1% for the six months ended June 30, 2009.

Operating expenses.  CME’s operating expenses increased to $6.2 million for the six months ended June 30, 2010 from $1.9 million for the six months ended June 30, 2009 due to the following reasons:

Selling expenses.  Selling expenses were $3.9 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.  The majority of selling expenses consisted of the salary and staff welfare of the sales force, commission and the promotion expenses. The significant increase of the selling expenses is mainly a result of increasing sales staffs to meet the growing sales demand.

General and administrative expenses.  General and administrative expenses increased by 68.4% to $2.3 million for the six months ended June 30, 2010 from $1.4 million for the six months ended June 30, 2009. The increase was primarily attributable to audit and consulting fees.

Operating income.  As a result of the foregoing, CME’s operating income increased by 189% to $62.5 million for the six months ended June 30, 2010 from $21.6 million for the six months ended June 30, 2009.

Interest income.  CME’s interest income increased by 237% to $145,000 for the six months ended June 30, 2010 from $43,000 for the six months ended June 30, 2009, primarily as a result of higher cash balances.

Income tax expenses.  CME’s income tax expenses increased by 171% to $16.0 million for the six months ended June 30, 2010 from $5.9 million for the six months ended June 30, 2009. The increase was primarily attributable to the increase in income before income taxes.

Net income.  As a result of the foregoing, CME’s net income increased by 196% to $46.6 million for the six months ended June 30, 2010 from $15.7 million for the six months ended June 30, 2009. CME’s net profit margin increased to 47.6% for the six months ended June 30, 2010 from 41.6% for the six months ended June 30, 2009, primarily attributable to an increase in gross profit in the three months ended June 30, 2010.

Liquidity and capital resources.

As of June 30, 2010, CME had net cash of $139.3 million. CME’s cash primarily consists of cash on hand and cash deposited in banks and interest-bearing savings accounts. CME’s liquidity requirements primarily include cash required to install its equipment and control systems on the inter-city express buses carrying its network, concession fees payable to the inter-city express bus operators participating in its network and its working capital needs.

For the six months ended June 30, 2010 , CME has financed its liquidity needs primarily through cash flows from operating activities and capital financing from the preferred shares and warrants from Starr.

As of June 30, 2010 and December 31, 2009, CME’s accounts receivable, one of the principal components of CME’s current assets, were $20.7 million and $12.6 million, respectively. CME’s accounts receivable relate to advertising fees payable by its clients. CME expects its accounts receivable to increase as it continues to grow its business. CME intends to maintain its current policies for collections of accounts receivable, which provide a 30-60-day credit period following the month in which the advertisements are displayed. CME mitigates its collection risk by evaluating the creditworthiness of its clients and monitoring outstanding balances payable by its clients. In addition, as of June 30, 2010 and December 31, 2009, CME’s accounts payable, one of the principal components of its current liabilities, were $2.8 million and $2.2 million, respectively. CME’s accounts payable relate to concession fees payable to the inter-city express bus operators participating in CME’s networks. CME expects its accounts payable to increase as the number of inter-city express buses carrying its network increases. CME settles such concession fees on a monthly basis based on the actual number of buses carrying its network in the preceding month. Moreover, as of June 30, 2010 and December 31, 2009, CME’s accrued liabilities for the purchase of property, plant and equipment were $2.3 million and $2.1 million, respectively. Such liabilities relate to CME’s purchase of equipment and control systems.  CME believes the cash it generates from its customers, will be sufficient to fund its expansions and payment obligations to the inter-city express bus operators and CME’s equipment supplier.

CME believes that its existing cash resources, the anticipated cash flows from operating activities, will be sufficient to meet both its short-term and long-term liquidity needs, including capital expenditure requirements to achieve its expansion plans and the potential increase in costs as a result of becoming a public reporting company.

Net cash from operating activities during the six months ended June 30, 2010 increased $38.2 million compared with the prior year comparable period primarily due to:

•	significant increase in net income

•	increased in accrued concession fees due to increase in bus lines; partially offset by

•	increase in prepaid expenses due to acquisition of new operation right

•	increase in accounts receivable

Net cash used in investing activities during the six months ended June 30, 2010 increased $2.5 million compared with the prior year comparable period primarily due to increase in capital expenditures for business expansion.

Net cash from financing activities of $46.1 million was noted during the six months ended June 30, 2010 while it was net cash used in financing activities of $17.6 million during the prior year comparable period primarily due to:

•	no dividend paid out in the current period comparing to $17.6 million dividend payment in the prior year comparable period;

•	$47.6 million cash from exercises of warrants; and

•	$ 30 million cash from issuance of preferred shares and warrants; offset by

•	$30.9 million cash paid in relation to the Share Exchange

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

Because all of CME’s earnings and cash balance are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect CME’s financial results reported in U.S. dollar terms without giving effect to any underlying change in CME’s business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend CME issues after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments CME makes in the future.  If the RMB vs USD exchange rate increase/decrease by 1%, the net income will increase/decrease by 1% correspondingly as most of the assets, liabilities, revenue and expenses are dominated by RMB.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4 (REMOVED AND RESERVED)

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a) Exhibits:

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDIAEXPRESS HOLDINGS, INC.

Dated: August 13, 2010	By:	/s/ Jacky Lam
Name: Jacky Lam
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.