Form 10-Q
period 2010-09-30
China MediaExpress Holdings, Inc.
filed 2010-11-09
CIK 1399067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 8, 2010, 34,290,552 shares of the issuer’s common stock, par value $0.001, were outstanding.

Table of Contents

Part I
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of United States ("U.S.") dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$169,947	$57,151
Accounts receivable	20,337	12,569
Prepaid expenses and other current assets	3,766	251
Total current assets	$194,050	$69,971
Non-current Assets:
Property and equipment, net	$11,734	$11,065
Long term prepayment	12,060	-
Deferred tax assets	3,083	1,943
Total non-current assets	$26,877	$13,008
Total assets	$220,927	$82,979
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (including accounts payable of the consolidated variable interest entities ("VIEs") without recourse to China MediaExpress Holdings, Inc. (the "Company") of $2,904 and $2,179 as of September 30, 2010, and December 31, 2009, respectively)	$2,904	$2,179
Amounts due to related parties	3,498	13,315
Payables for acquisitions of equipment (including amounts due to payables for acquisition of equipment of the consolidated VIEs without recourse to the Company of $1,676 and $2,071 as of September 30, 2010, and December 31, 2009, respectively)	1,676	2,071
Income tax payable	10,529	5,765
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of the consolidated VIEs without recourse to the Company of $3,615 and $2,374 as of September 30, 2010, and December 31, 2009, respectively)	6,671	4,144
Accrued concession fees - current (including current portion of accrued concession fees of the consolidated VIEs without recourse to the Company of $3,047 and $1,134 as of September 30, 2010, and December 31, 2009, respectively)	3,047	1,134
Total current liabilities	$28,325	$28,608
Non-current Liability:
Accrued concession fees - non-current (including non-current portion of accrued concession fees of the consolidated VIEs without recourse to the Company of $9,286 and $6,639 as of September 30, 2010, and December 31, 2009, respectively)	$9,286	$6,639
Total non-current liability	$9,286	$6,639
Total liabilities	$37,611	$35,247
Commitment
Shareholders' equity
Common shares ($0.001 par value: 40,000,000 shares authorized; 34,290,552 and 24,859,368 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	$34	$24
Preferred Shares ($0.001 par value: 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009 and, respectively; liquidation value: $30,000 as of September 30, 2010	22,095	-
Additional paid-in capital	73,640	1,960
Subscription receivable from shareholders	-	(3,350)
Accumulated other comprehensive income	3,010	1,346
Statutory reserve	8,834	8,834
Retained earnings	75,703	38,918
Total shareholders' equity	$183,316	$47,732
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$220,927	$82,979

The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue, net	$56,956	$26,122	$154,992	$63,983
Cost of revenue	(13,198)	(8,630)	(42,527)	(22,992)
Gross profit	43,758	17,492	112,465	40,991

Selling expenses	(2,281)	(1,371)	(6,171)	(1,897)
Administrative expenses	(228)	(588)	(2,506)	(1,941)
Total operating expenses	(2,509)	(1,959)	(8,677)	(3,838)
Income from operations	41,249	15,533	103,788	37,153
Interest income	106	27	251	70
Income before income tax expense	41,355	15,560	104,039	37,223
Income tax expense	(10,224)	(3,896)	(26,262)	(9,823)
Net income	$31,131	$11,664	$77,777	$27,400
Deemed dividend on convertible preferred shares	-	-	(9,242)	-

Income attributable to holders of common shares	$31,131	$11,664	$68,535	$27,400
Earnings per share:
Basic	$0.92	$0.56	$2.09	$1.31

Diluted	$0.81	$0.56	$1.86	$1.31

Weighted average number of shares used in calculating:
Basic	33,823,161	20,915,000	32,805,597	20,915,000

Diluted	38,430,241	20,915,000	36,929,298	20,915,000

The accompanying notes are an integral part of these condensed consolidated financial information.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$77,777	$27,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,942	2,351
Amortization of long term prepayment	1,575	-
Deferred tax	(1,085)	(332)
Changes in operating assets and liabilities:
Accounts receivable	(8,005)	(5,228)
Prepaid expenses and other current assets	(17,399)	33
Accounts payable	859	465
Amounts due to related parties	-	710
Income tax payable	4,587	1,495
Accrued expenses and other current liabilities	2,953	1,744
Accrued concession fees	4,759	1,140
Accrued severance payment	-	86
Net cash from operating activities	$68,963	$29,864
Cash flows used in investing activities:
Acquisitions of property and equipment, net of related payables	$(3,610)	$(1,415)

Cash flows from (used in) financing activities:
Dividend paid to shareholders	$-	$(17,555)
Exercise of warrants	47,616	-
Issuance of preferred shares and warrants	30,000	-
Payment of additional consideration in relation to the Share Exchange	(20,890)	-
Repayment of promissory note in connection with Share Exchange	(10,000)	-
Transaction cost paid for issuance of preferred shares and warrants	(583)	-
Net cash from (used in) financing activities	$46,143	$(17,555)
Effect of foreign currency translation adjustments on cash	$1,300	$(36)
Net increase in cash	$112,796	$10,858
Cash at the beginning of the period	57,151	29,997
Cash at the end of the period	$169,947	$40,855
Supplemental disclosure of cash flow information:
Income taxes paid	$22,759	$8,328
Interest paid	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend on convertible preferred shares	$9,242	-
Acquisitions of property and equipment included in accrued liabilities	$1,676	$1,455

As disclosed in Note 1, 1,000,000 Earn-out Shares were distributed to the sellers of Hong Kong Mandefu Holding Limited on August 12, 2010, as the Company achieved the performance target for the year ended December 31, 2009 as stipulated in the Share Exchange Agreement.

The accompanying notes are an integral part of these condensed consolidated financial information.

CHINA MEDIAEXPRESS HOLDING, INC.
(Amounts in thousands of U.S. dollars ("$'000"), except number of shares and per share amounts and unless otherwise stated)
(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

Hong Kong Mandefu Holding Limited ("HKMDF") and China MediaExpress Holdings, Inc. (the "Company" and together with its subsidiaries, consolidated variable interest entities, the “Group”) entered into a Share Exchange Agreement on May 1, 2009, as amended on September 30, 2009 (the "Share Exchange") under which the Company acquired all of the issued and outstanding shares of HKMDF in exchange for:

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

The 1,000,000 Earn-out Shares, with value of $10,860,000, in relation to the fiscal year 2009 were distributed in the third quarter of fiscal year 2010 as the Company achieved the performance target as stipulated in the Share Exchange Agreement for the year ended December 31, 2009.

In the first quarter of 2010, a substantial number of the public warrants were exercised and $20,890 was paid to the Sellers, and this payment was accounted for as a distribution to shareholders.

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

The Group signed framework agreements with some media companies to acquire the exclusive operating right to operate television screens on the inter-city or airport express buses in different cities and region in Peoples Republic of China (the "PRC"). A lump sum fee is required to pay to these media companies who have exclusive agreements with the bus operators, and the amount will be amortized to the profit or loss in accordance with the terms of the contracts.  The portion of the prepaid fee that will be amortized within one year is classified as current assets, and the portion that will not be amortized over one year is classified as non-current assets.

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

For the purpose of calculating earnings per share for the three and nine months ended September 30, 2009, the number of ordinary shares outstanding is determined on the basis of HKMDF's historical number of ordinary shares outstanding multiplied by the share exchange ratio established in the Share Exchange.

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

Comprehensive income of the Group totaled $32,366 and $79,441 for the three and nine months ended September 30, 2010, respectively, and $11,675 and $27,364 for the three and nine months ended September 30, 2009, respectively.

NOTE 3   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the impact that the adoption of ASU 2010-20 will have and does not believe the adoption will result in a material level of new disclosures.

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

The holder of the Preferred Shares have various rights and preferences as follows:

Conversion
Each Preferred Share is convertible into three common shares of the Company at the discretion of the holder anytime and shall be automatically converted into common shares of the Company upon the earliest of the following to occur: (1) the fourth year anniversary of the original issuance date of the Preferred Shares, (2) the Company’s market capitalization is at least $1.2 billion, or (3) the closing price of the Company’s common shares has been at least $25 for a period of 20 consecutive trading days over any 30 consecutive trading days.

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

During the 9-month period following the closing, no transfer by Starr of shares of Preferred Shares, common shares issued upon conversion of Preferred Shares, Warrants and common shares issued upon exercise of its Warrants and the 150,000 common shares transferred from certain shareholders of the Company (other than to Starr's permitted transferees or pursuant to certain other customary exception).

Preferred Shares and Starr Warrants issued in the nine months ended September 30, 2010 are classified as equity.  Proceeds from issuance of Preferred Shares and Starr Warrants are allocated to the Preferred Shares and Starr Warrants on a relative fair value basis.  Fair values in excess of the proceeds received are treated as deemed dividend.  Based on the Company's valuation, the deemed dividend associated with the Convertible preferred shares and warrants issued to Starr in the nine months ended September 30, 2010 totaled $9,242.

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

The calculations of basic and diluted earnings per share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net Income	31,131	11,664	77,777	27,400
Less: deemed dividend on convertible preferred shares	-	-	(9,242)	-
Net income used for basic and diluted earnings per share	31,131	11,664	68,535	27,400

Denominator:
Denominator for basic earnings per share
Weighted- average ordinary shares outstanding during the period	33,823,161	20,915,000	32,805,597	20,915,000
Effect of dilutive securities
Warrants	1,139,689	-	1,301,337	-
Earn-out shares for fiscal year 2009	467,391	-	822,464	-
Preferred shares	3,000,000	-	2,000,000	-
Denominator used for diluted earnings per share	38,430,241	20,915,000	36,929,398	20,915,000

Basic earnings per share	0.92	0.56	2.09	1.31
Diluted earnings per share	0.81	0.56	1.86	1.31

 The impact of Earn-out Shares for fiscal year 2009 were included in the calculation of the diluted earnings per share as the Company achieved the performance target for fiscal year 2009 as stipulated in the Share Exchange Agreement.  The Earn-out Shares for fiscal year 2009 were issued in the third quarter of fiscal year 2010.

NOTE 6   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	September 30,	December 31,
	2010	2009

Buildings	$234	$228
Electronic and office equipment	146	105
Motor vehicles	414	190
Display network equipment	22,850	19,259
Sub-total	$23,644	$19,782
Less: accumulated depreciation	(11,910)	(8,717)
Total	$11,734	$11,065

Depreciation expense was $1,033 and $2,942 for the three months and nine months ended September 30, 2010 respectively, and $808 and $2,351 for the three months and nine months ended September 30, 2009.

NOTE 7    CAPITAL STRUCTURE

Common Shares

During the nine months ended September 30, 2010, 8,050,577 common shares were issued as a result of the exercise of Public Warrants (see Note 9 below) and 365,572 common shares were issued as a result of the exercise of Insider Warrants (see Note 9 below).

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

NOTE 8 DIVIDENDS

On February 5, 2009, the board of directors of HKMDF approved and paid a dividend of $17,570 (equivalent to RMB120 million) or $1,757 per share (before the effect of Share Exchange) payable to the shareholders of HKMDF at the date of dividend declaration.

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

As a result, no Public Warrants were outstanding as of September 30, 2010.

No Public Warrants were exercised during the three and nine months ended September 30, 2009.

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

During the nine months ended September 30, 2010, 629,656 Insider Warrants were exercised and converted into 380,607 common shares, while no Insider Warrants were exercised during the nine months ended September 30, 2009.

Starr Warrants
Pursuant to the agreement with Starr, the Company issued 1,545,455 Starr Warrants (see Note 4). As at September 30, 2010, no Starr Warrants had been exercised.

NOTE 10    COMMITMENTS

(a)	Lease commitments

The Group has entered into certain leasing arrangements relating to office premises that are classified as operating leases.

Future minimum lease payments for non-cancellable operating leases during the remained of the fiscal year ending December 31, 2010 and over the next several fiscal years are as follows:

October 1, 2010 to December 31, 2010	$50
2011	96
2012	56
2013	10
$212

Total rental expenses were approximately $70 and $205 during the three months and nine months ended September 30, 2010 and $50 and $149 during the three months and nine months ended September 30, 2009, respectively, and were charged to the consolidated statements of operations.

(b)	Concession fees

The Group has entered into concession right agreements with passenger bus operators and exclusive agreements with advertising agents.  The contract terms of such concession rights range from three years to eight years.

Future minimum concession fee payments under non-cancelable concession right agreements during the remained of the fiscal year ending December 31, 2010 and over the next seven fiscal years are as follows:

October 1, 2010 to December 31, 2010	$12,895
2011	45,639
2012	31,777
2013	25,041
2014	21,103
2015	3,325
2016	1,696
2017	650
$142,126

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

Major customers

For the three months ended September 30, 2010, one customer contributed over 10% or more of the Group’s revenue, amounting $6.6 million (10.8% of the total revenue). For three months ended September 2009 and nine months ended September 30, 2010 and 2009, there was no single customer that contributed for 10% or more of Group’s revenue.

NOTE 12     RELATED PARTY TRANSACTIONS

Other than the dividends paid as described in Note 8, the Group has the following transactions and balances with its related parties.

Related parties balances
	September 30,	December 31,
	2010	2009

Amounts due to:
Cheng Zheng (Note a)	$3,498	$6,515
Thousand Space Holdings Limited (Note b)	-	6,800
	$3,498	$13,315

Notes:

(a)
The amount as of December 31, 2009 included a promissory note of $3,200, which was unsecured, non-interest bearing and repayable in 3 years.  The promissory note was fully repaid in the first quarter of 2010.

The remaining amount as of December 31, 2009 and the amount as of September 30, 2010 were unsecured, non-interest bearing and repayable on demand.

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

References in this report as to “we,” “us”, “CME” or “our Company” refer to China MediaExpress Holdings, Inc. (f/k/a TM Entertainment and Media, Inc.).

Overview

The Company, through contractual arrangements with Fujian Fenzhong, an entity majority owned by CME’s majority shareholder, operates the largest television advertising network on inter-city and airport express buses in China.  Our operations in general and similar connotations, refer to Fujian Fenzhong, an entity which is controlled by the Company through contractual agreements and which operates the advertising network. While we have no direct equity ownership in Fujian Fenzhong, through the contractual agreements we receive all the economic benefits of Fujian Fenzhong’s operations.  We generate revenues by selling advertising on its network of television displays installed on inter-city and airport express buses in China.

CME’s extensive and growing network covers inter-city express bus services originating in China’s most prosperous regions. As of September 30, 2010, our network covered inter-city express bus services originating in eighteen regions, including the four municipalities of Beijing, Shanghai, Tianjin, and Chongqing and fourteen economically prosperous provinces, namely Guangdong, Jiangsu, Jiangxi, Fujian, Sichuan, Anhui, Hubei, Hebei, Shandong, Shanxi, Inner Mongolia, Zhejiang, Hunan and Henan. These eighteen regions in aggregate generated over half of China’s gross domestic product, or GDP. CME’s network is capable of reaching a substantial and growing audience. Many of the cities connected in our network are major transportation hubs, which serve as points of transfer for large numbers of leisure, business and other travelers in China to other modes of transportation. CME’s network also includes airport buses connecting major cities to airports and tour buses traveling on routes that connect major cities with popular tourist destinations in China. As of September 30, 2010, our network covered all transportation hubs designated by the Ministry of Transport, and we expect to further increase this percentage as it continues to expand the geographic coverage of its network. In addition to major transportation hubs, the network also covers small to medium-sized cities in China, some of which rely on highway transportation as the primary transportation option for connection outside these cities.

Fujian Fenzhong has entered into long-term framework agreements with 63 bus operator partners for terms ranging from three to eight years. Pursuant to these agreements, we pay the bus operators concession fees for the right to install its displays and automated control systems inside their buses and display entertainment content and advertisements. CME’s entertainment content is self-produced or provided by third parties and advertisements provided by its clients. CME obtains a wide range of free entertainment content from Fujian SouthEastern Television Channel and Hunan Satellite Television each month, purchases a limited amount of copyrighted programs from time to time and engages a production company to produce some short programs.

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

We believe our network is a highly effective advertising medium. The network is capable of reaching audiences on inter-city and airport express buses while they remain in a comfortable and enclosed environment with minimal distraction. The majority of the inter-city and airport express buses within the network are equipped with leather seats and air-conditioning, providing a comfortable environment which makes the audiences more receptive to the content displayed on CME’s network. Inter-city travel in China typically takes a number of hours. Audiences are therefore exposed to the content displayed on its advertising platform for a significantly longer period of time than on shorter-distance travel. In addition, our patented automated control systems ensure that the programs and advertisements are displayed continuously throughout the journey.

CME has grown significantly since it commenced its advertising services business in November 2003. During the year ended December 31, 2009, more than 400 advertisers purchased advertising time on CME’s network either through advertising agents or directly from CME. Some of these clients have purchased advertising time from CME for more than three years, including Hitachi, China Telecom, Toyota, Siemens and China Pacific Life Insurance. CME has attracted several well-known international and national brands to its advertising network, including Coca Cola, Pepsi, Wahaha, Siemens, Hitachi, China Telecom, China Mobile, China Post, Toyota, Bank of China and China Pacific Life Insurance. For the years ended December 31, 2007, 2008 and 2009, CME generated total net revenues of $25.8 million, $63.0 million and $95.9 million, respectively. During the same periods, CME had net income of $7.0 million, $26.4 million and $41.7 million, respectively. For nine months ended September 30, 2010, CME generated total net revenue and net income of $155.0 million and $77.8 million, respectively.

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

Results of Operations

Three months ended September 30, 2010 Compared to Three months ended September 30, 2009

Net revenues.  CME’s sales, net of business tax and related surcharges increased to $57.0 million for the three months ended September 30, 2010 from $26.1 million for the three months ended September 30, 2009. The increase was primarily attributable to the increased total amount of advertising time that CME sold, an increase in average rates per second, increase in CME’s advertising base, expansion of the geographic coverage of CME’s network, increase in the portion of the direct sales to the advertisers, additional revenue generated from the embedded advertisement which was displayed during the broadcasting of the content.  In addition, CME started to separate out the airport express buses from the original inter-cities buses from the beginning of 2010.  As at September 30, 2010, CME covers Beijing, Fuzhou, Guangzhou, Qingdao, Changsha and Chongqing airports in the PRC.  The charge rates for these airport express buses route were higher than those inter-cities buses, which partially contributes to the increase in CME’s sales.  The net revenue generated from the airport express buses for the three months ended September 30, 2010 was approximately $15.0 million.

Cost of sales.  CME’s cost of sales increased to $13.2 million for the three months ended September 30, 2010 from $8.6 million for the three months ended September 30, 2009 due to the following reasons:

Concession fees.  Concession fees charged by inter-city express and airport express bus operators increased to $9.1 million for the three months ended September 30, 2010 from $6.3 million for the three months ended September 30, 2009. The increase was attributable to the increase in the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the three months ended September 30, 2010, an increase in the number of inter-city express buses and airport express buses carrying CME’s network as a result of the increase in number of buses operators that signed contracts with CME and the amortization of lump sum payment to the media company in order to obtain the operating right of some regions. At the beginning of the year , based on updated contract renewal information, CME changed the estimated growth rate of the concession fees from 10% per year to 15% per year . For three months ended September 30, it resulted an increase of COS totaled $0.5 million.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $1.0 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express and airport express buses in CME’s networks.

Business tax.  Business tax increased to $2.1 million for the three months ended September 30, 2010 from $0.9 million for the three months ended September 30, 2009. The increase was primarily attributable to more business taxes arising from consulting services provided by Fujian Across Express Information Technology Co. Ltd  to Fujian Fenzhong in the three months ended September 30, 2010.

Production cost for embedded advertisement.  Production costs increased to $0.9 million for the three months ended September 30, 2010 from $0.6 million for the three months ended September 30, 2009 as CME started to produce the embedded advertisements inside content in August 2009.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $43.8 million for the three months ended September 30, 2010 from $17.5 million for the three months ended September 30, 2009. CME’s gross profit margin for the three months ended September 30, 2010 was 76.8% compared to the gross profit margin of 67.0% for the three months ended September 30, 2009.  The increase in the margin was because of the higher margin contribution from  airport express buses and the embedded advertisement business.

Operating expenses.  CME’s operating expenses increased to $2.5 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009 due to the following reasons:

Selling expenses.  Selling expenses were $2.3 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively.  The majority of selling expenses consisted of the salaries, sales commission and staff welfare of the sales force and promotion expenses. The significant increase in selling expenses is mainly a result of increasing sales staff to meet the growing sales demand as well as the increase in sales commission.

General and administrative expenses.  General and administrative expenses decreased by 61.2% to $228,000 for the three months ended September 30, 2010 from $588,000 for the three months ended September 30, 2009. The decrease was primarily attributable to exchange gains.

Operating income.  As a result of the foregoing, CME’s operating income increased by 166% to $41.2 million for the three months ended September 30, 2010 from $15.5 million for the three months ended September 30, 2009.

Interest income.  CME’s interest income increased by 293% to $106,000 for the three months ended September 30, 2010 from $27,000 for the three months ended September 30, 2009, primarily as a result of higher cash balance in the bank.

Income tax expenses.  CME’s income tax expenses increased by 162% to $10.2 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009. The increase was primarily attributable to the increase in income before income taxes.

Net income.  As a result of the foregoing, CME’s net income increased by 167% to $31.1 million for the three months ended September 30, 2010 from $11.7 million for the three months ended September 30, 2009. CME’s net profit margin increased to 54.7% for the three months ended September 30, 2010 from 44.7 % for the three months ended September 30, 2009, primarily attributable to an increase in gross profit in the three months ended September 30, 2010.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

Net revenues.  CME’s sales, net of business tax and related surcharges increased to $155.0 million for the nine months ended September 30, 2010 from $64.0 million for the nine months ended September 30, 2009. The increase was primarily attributable to the increased total amount of advertising time that CME sold, an increase in average rates per second, increase in CME’s advertising base, expansion of the geographic coverage of CME’s network, increase in the portion of the direct sales to the advertisers, additional revenue generated from the embedded advertisement which was displayed during the broadcasting of the content for the nine months ended September 30, 2010.  In addition, CME started to separate out the airport express buses from the original inter-cities buses from the beginning of 2010.  The net revenue generated from the airport express buses for the nine months ended September 30, 2010 was approximately $35.1 million.

Cost of sales.  CME’s cost of sales increased to $42.5 million for the nine months ended September 30, 2010 from $23.0 million for the nine months ended September 30, 2009 due to the following reasons:

Concession fees.  Concession fees charged by inter-city and airport express bus operators increased to $30.6 million for the nine months ended September 30, 2010 from $17.8 million for the nine months ended September 30, 2009. The increase was attributable to the increase in the concession fees payable to the group of bus operators participating in CME’s network through the execution of long-term framework agreements for the nine months ended September 30, 2010, an increase in the number of inter-city express and airport express buses carrying CME’s network as a result of the increase in number of buses operators that signed contracts with CME and the amortization of lump sum payment to the media company in order to obtain the operating right of some regions.  At the beginning of the year, based on updated contract renewal information, CME changed the estimated growth rate of the concession fees from 10% per year to 15% per year.  For the nine months ended September 30, 2010 it resulted an increase of COS totaled $3.0 million.

Depreciation.  Depreciation for CME’s digital television displays and hard disk drives increased to $2.9 million for the nine months ended September 30, 2010 from $2.4 million for the nine months ended September 30, 2009. The increase was attributable to installation of new equipment and control systems in connection with the increase in the number of inter-city express buses and airport express in the CME’s networks.

Business tax.  Business tax increased to $5.8 million for the nine months ended September 30, 2010 from $2.1 million for the nine months ended September 30, 2009. The increase was primarily attributable to more business taxes arising from consulting services provided by Fujian Across Express Information Technology Co. Ltd  to Fujian Fenzhong in the nine months ended September 30, 2010.

Production cost for embedded advertisement.  Production costs increased to $2.7 million for the nine months ended September 30, 2010 from $0.6 million for the nine months ended September 30, 2009 as CME started to produce the embedded advertisements inside content in August 2009.

Gross profit.  As a result of the foregoing, CME’s gross profit increased to $112.5 million for the nine months ended September 30, 2010 from $41.0 million for the nine months ended September 30, 2009. CME’s gross profit margin for the nine months ended September 30, 2010 was 72.6% compared to the gross profit margin of 64.1% for the nine months ended September 30, 2009.

Operating expenses.  CME’s operating expenses increased to $8.7 million for the nine months ended September 30, 2010 from $3.8 million for the nine months ended September 30, 2009 due to the following reasons:

Selling expenses.  Selling expenses were $6.2 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. The majority of selling expenses consisted of the salaries, sales commission and staff welfare of the sales force, and  promotion expenses. The significant increase inselling expenses is mainly a result of increasing sales staff to meet the growing sales demand as well as the sales commission.

General and administrative expenses.  General and administrative expenses increased by 29% to $2.5 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009. The increase was primarily attributable to audit and consulting fees, which was offset by some exchange gain for the nine months ended September 30, 2010.

Operating income.  As a result of the foregoing, CME’s operating income increased by 179% to $103.8 million for the nine months ended September 30, 2010 from $37.2 million for the nine months ended September 30, 2009.

Interest income.  CME’s interest income increased by 259% to $251,000 for the nine months ended September 30, 2010 from $70,000 for the nine months ended September 30, 2009, primarily as a result of higher cash balance in the bank.

Income tax expenses.  CME’s income tax expenses increased by 167% to $26.3 million for the nine months ended September 30, 2010 from $9.8 million for the nine months ended September 30, 2009. The increase was attributable to the increase in income before income taxes.

Net income.  As a result of the foregoing, CME’s net income increased by 184% to $77.8 million for the nine months ended September 30, 2010 from $27.4 million for the nine months ended September 30, 2009. CME’s net profit margin increased to 50.2% for the nine months ended September 30, 2010 from 42.8% for the nine months ended September 30, 2009, primarily attributable to an increase in gross profit in the nine months ended September 30, 2010.

Liquidity and capital resources.

As of September 30, 2010, CME had net cash of $169.9 million. CME’s cash primarily consists of cash on hand and cash deposited in banks and interest-bearing savings accounts. CME’s liquidity requirements primarily include cash required to install its equipment and control systems on the inter-city express buses carrying its network, concession fees payable to the inter-city express and airport express bus operators participating in its network and its working capital needs.

For the nine months ended September 30, 2010, CME has financed its liquidity needs primarily through cash flows from operating activities and capital financing from the Starr preferred shares and warrants from   and the exercise of public warrants.

As of September 30, 2010 and December 31, 2009, CME’s accounts receivable, one of the principal components of CME’s current assets, were $20.3 million and $12.6 million, respectively. CME’s accounts receivable relate to advertising fees payable by its clients. CME expects its accounts receivable to increase as it continues to grow its business. CME intends to maintain its current policies for collections of accounts receivable, which provide a 30-60-day credit period following the month in which the advertisements are displayed. CME mitigates its collection risk by evaluating the creditworthiness of its clients and monitoring outstanding balances payable by its clients. In addition, as of September 30, 2010 and December 31, 2009, CME’s accounts payable, one of the principal components of its current liabilities, were $2.9 million and $2.2 million, respectively. CME’s accounts payable relate to concession fees payable to the inter-city express and airport express bus operators participating in CME’s networks. CME expects its accounts payable to increase as the number of inter-city express and airport express buses carrying its network increases. CME settles such concession fees on a monthly basis based on the actual number of buses carrying its network in the preceding month. Moreover, as of September 30, 2010 and December 31, 2009, CME’s accrued liabilities for the purchase of property, plant and equipment were $1.7 million and $2.1 million, respectively. Such liabilities relate to CME’s purchase of equipment and control systems.  CME believes the cash it generates from its customers, will be sufficient to fund its expansions and payment obligations to the inter-city express and airport express bus operators and CME’s equipment supplier.

CME believes that its existing cash resources, the anticipated cash flows from operating activities, will be sufficient to meet both its short-term and long-term liquidity needs, including capital expenditure requirements to achieve its expansion plans and the potential increase in costs as a result of becoming a public reporting company.

Net cash provided by operating activities during the nine months ended September 30, 2010 increased to $69.0 million compared with the prior year comparable period primarily due to:

•	significant increase in net income
•	increase in accrued concession fees due to increase in bus lines; partially offset by
•	increase in prepaid expenses due to acquisition of new operating right
•	increase in accounts receivable

Net cash used in investing activities during the nine months ended September 30, 2010 increased to $3.6 million compared with the prior year comparable period primarily due to increase in capital expenditures for business expansion.

Net cash provided by financing activities of $46.1 million during the nine months ended September 30, 2010 while it was net cash used in financing activities of $17.6 million during the prior year comparable period primarily due to

•	no dividend paid out in the current period comparing to $17.6 million dividend payment in the prior year comparable period;

•	$47.6 million cash from exercises of warrants; and

•	$30 million cash from issuance of preferred shares and warrants; offset by

•	$30.9 million cash paid in relation to the Share Exchange Agreement

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because all of CME’s earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect CME’s financial results reported in U.S. dollar terms without giving effect to any underlying change in CME’s business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend CME issues after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments CME makes in the future.  If the RMB vs. USD exchange rate increase/decrease by 1%, the other comprehensive income will increase/decrease by 1% correspondingly as most of the assets, liabilities, revenue and expenses are dominated by RMB.

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

Credit Risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in bank is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

ITEM 4                  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a)           Exhibits:

10.21       Form of Loan Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.22       Form of Power of Attorney in favor of Fujian Across Express Information Technology Co., Ltd. by each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.23       Form of Exclusive Option Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.24       Equity Interest Pledge Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.25       Exclusive Business Cooperation Agreement between Fujian Across Express Information Technology Co. and Fujian Fenzhong Media Co., Ltd. dated as of April 17, 2009.

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

Dated: November 9, 2010

CHINA MEDIAEXPRESS HOLDINGS, INC.

By:	/s/ Jacky Lam
Name: Jacky Lam
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.21	Form of Loan Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.22	Form of Power of Attorney in favor of Fujian Across Express Information Technology Co., Ltd. by each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.23	Form of Exclusive Option Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.24	Equity Interest Pledge Agreement between Fujian Across Express Information Technology Co., Ltd. and each of Zheng Cheng and Chunlan Bian, each dated as of April 17, 2009.

10.25	Exclusive Business Cooperation Agreement between Fujian Across Express Information Technology Co. and Fujian Fenzhong Media Co., Ltd. dated as of April 17, 2009.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.